Form 10-K405
period 1994-06-30
ORION FINANCIAL LTD
filed 1995-09-22
CIK 711210

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________.

Commission file Number: 0-11043


                              ORION FINANCIAL, LTD.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Colorado                                       84-0858679
-------------------------------                   -----------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification Number)

                              80 North Hoyt Street
                             Denver, Colorado 80226
                     ---------------------------------------
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code: (303) 238-0937

Securities registered pursuant to Section 12(g) of the Act:

                            No Par Value Common Stock
                            -------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days.

     YES [ ]  NO  [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     [ ]

     As of September 11, 1995, the aggregate market value of the Registrant's voting stock held by nonaffiliates was $72,092.55.

     As of September 12, 1995, Registrant had 4,641,522 shares of its no par value common stock issued and outstanding.


                                                                  Total Pages __

                                      PART I

ITEM 1.   BUSINESS

     (a) GENERAL DEVELOPMENT OF BUSINESS. Orion Financial, Ltd. (the "Company," formerly known as Orion Broadcast Group, Inc.), is a Colorado corporation formed on October 7, 1981. In May 1987, the Company, through Orion Financial Services Corporation, completed the acquisition and reorganization of FNRS Acquisition Corporation, formerly known as FN Acquisition, an indirect subsidiary of the Company, including the purchase of FN Realty Services ("FN Realty"), and the formation of FNRS Financial Corporation, both wholly-owned subsidiaries of FNRS Acquisition Corporation.

     The principal activities of these corporations included providing loan servicing and collection, accounting, data processing and portfolio administration services to the real estate and finance industries.

     On July 13, 1992, FNRS Financial Corporation, FN Realty Services, Inc., FNRS Acquisition Corporation, Orion Services Company, Orion Financial Services Corporation and Orion Broadcast of Rockford, Inc., all of which were direct or indirect subsidiaries of Orion Financial, Ltd., filed voluntary petitions in the United States Bankruptcy Court for the District of Colorado to reorganize under Chapter 11 of the Federal Bankruptcy laws.

     Effective June 25, 1993, the Company sold to Thomas A. Breen, who is currently a director of the Company and who was previously the President of the Company, all of the outstanding common stock of Orion Broadcast of Rockford, Inc. and all of the outstanding common stock of Orion Services Company, for $10.00. As a result, the Company no longer has any operations. See Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. The Company is seeking to enter into a business combination that would provide the Company with operations. Although at this time the Company is investigating business combinations, the Company has not agreed upon any specific business combination.

     (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. As a result of the sale of all of the outstanding common stock of Orion Broadcast of Rockford, Inc. and Orion Services Company, the Company no longer has any industry segments.

     (c) NARRATIVE DESCRIPTION OF BUSINESS. As a result of the sale of all of the outstanding common stock of Orion Broadcast of Rockford, Inc. and Orion Services Company, the Company no longer has any operations to describe.

     (i) PRODUCTS AND SERVICES. As a result of the sale of all of the outstanding common stock of Orion Broadcast of Rockford, Inc. and Orion Services Company, the Company no longer has any operations.

     (ii) STATUS OF PRODUCT. There has been no public announcement of, nor has the Company otherwise made public information about, any new product or industry segment of the Company requiring the investment by the Company of a material amount of its total assets, or which is otherwise material to the Company's operations.

     (iii) RAW MATERIALS. The availability of raw materials is not applicable to the Company because the Company has no operations.

     (iv)  PATENTS, TRADEMARKS AND LICENSES.  Not applicable.

     (v) SEASONALITY. As a result of the sale of all of the outstanding common stock of Orion Broadcast of Rockford, Inc. and Orion Services Company, the Company no longer has any operations that could be seasonal in nature.

     (vi) WORKING CAPITAL ITEMS. As a result of the sale of all of the outstanding common stock of Orion Broadcast of Rockford, Inc. and Orion Services Company, the Company no longer has any operations and, therefore, has no need to carry any significant amount of inventory or accounts receivable or other items which would require a large amount of working capital.

     (vii) CUSTOMER DEPENDENCE. As a result of the sale of all the outstanding stock of Orion Broadcast of Rockford, Inc. and Orion Services Company, the Company no longer has any customers.

     (viii) BACKLOG OF ORDERS. As a result of the sale of all of the outstanding common stock of Orion Broadcast of Rockford, Inc. and Orion Services Company, the Company has no operations that would give rise to a backlog of orders.

     (ix) GOVERNMENT CONTRACTS. As a result of the sale of all of the outstanding common stock of Orion Broadcast of Rockford, Inc. and Orion Services Company, the Company no longer has any government contracts.

     (x) COMPETITION. As a result of the sale of all the outstanding stock of Orion Broadcast of Rockford, Inc. and Orion Services Company, the Company no longer has any operations.

     (xi) RESEARCH AND DEVELOPMENT. The Company has not engaged in any material research and development activities during its last three years.

     (xii) ENVIRONMENTAL REGULATION. Compliance with federal, state and local provisions regulating the discharge of materials into the environment does not have any material effect on the capital expenditures, earnings and competitive positions of the Company.

     (xiii)  EMPLOYEES.   The Company currently has one part-time employee, Dean
H. Boedeker, the Company's President, who receives compensation of $1,000 per month.

     (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. As a result of the sale of all the outstanding stock of Orion Broadcast of Rockford, Inc. and Orion Services Company, the Company no longer has any operations.

ITEM 2.   PROPERTIES

     The Company has no properties.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not involved in any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the Company's fiscal quarter ended June 30, 1994.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) MARKET INFORMATION. The Company's common stock is traded in the over-the-counter market and was traded on NASDAQ until July 21, 1992. The following table shows the range of high and low bid quotations for the common stock, for the periods indicated, as reported by NASDAQ until July 21, 1992, and then as reported by the National Quotation Bureau, Inc. These quotations represent inter-dealer prices without adjustment for retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                                COMMON STOCK
                                                ------------
     FISCAL QUARTER ENDED                       HIGH      LOW
     --------------------                       ----      ---
     September 1992  . . . . . . . . . . . . .  .09       .01
     December 1992 . . . . . . . . . . . . . .  .02       .01
     March 1993  . . . . . . . . . . . . . . .  .02       .01
     June 1993 . . . . . . . . . . . . . . . .  .02       .01
     September 1993  . . . . . . . . . . . . .  .01       .005
     December 1993 . . . . . . . . . . . . . .  .02       .01
     March 1994  . . . . . . . . . . . . . . .  .01       .005
     June 1994 . . . . . . . . . . . . . . . .  .005      .005


     (b) HOLDERS. As of September 11, 1995, the Company had approximately 1,030 holders of record of its no par value common stock.

     (c) DIVIDENDS. The Company has not declared cash dividends on its common stock since its inception and the Company does not anticipate paying any dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

     The following is selected consolidated financial information concerning the Company. This information should be read in conjunction with the consolidated financial statements appearing elsewhere in this Annual Report.


                                              FOR THE YEARS ENDING JUNE 30,
                                  ----------------------------------------------------------
                                   1994          1993         1992         1991        1990
                                   ----          ----         ----         ----        ----
                                         (In thousands except per share information)
Revenue. . . . . . . . . . . . .   $      7    $     14    $     25    $     32    $    134
Net (loss) . . . . . . . . . . .   $    (57)   $   (129)   $ (1,668)   $    (22)   $   (388)
Net (loss) per Common Share. . .   $  (0.01)   $  (0.03)   $  (0.36)          -    $  (0.08)
Weighted Average Number of
Shares Outstanding . . . . . . .      4,642       4,642       4,642       4,853       5,114


                                                   FOR THE YEARS ENDING JUNE 30,
                                     -------------------------------------------------------
                                      1994          1993        1992        1991        1990
                                      ----          ----        ----        ----        ----
                                           (In thousands except per share information)
Working Capital. . . . . . . . .    $     79   $     126    $    158    $    415    $    173
Total Assets . . . . . . . . . .         163         213         379       5,094       4,770
Total Long-Term Liabilities. . .           -           -           -         143         341
Total Stockholders' Equity . . .         156         213         342       2,009       2,062

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company has working capital of approximately $240,000 which should be sufficient for the Company to fund its obligations for the next 18 to 24 months provided the Company does not enter into a business combination that provides the Company with business operations. The Company's minimal cash position limits the Company in its future direction because it does not have the ability to raise additional funds through borrowings or equity offerings given its lack of business operations. The long term survivability of the Company depends on whether or not the Company is able to enter into a business combination that would provide the Company with successful business operations.

     The Company was relieved of its major debt guaranty due to the sale of its subsidiaries in June 1993. At the time of the sale, the Company had guaranteed approximately $485,000 of a subsidiary's bank debt.

     The Company has no material commitments for capital expenditures.

RESULTS OF OPERATIONS

     The Company had no significant operations during fiscal 1994 and 1993 other than occasional supervision of the bankruptcy proceedings of its subsidiaries. The Company reported a loss of approximately $57,000 in fiscal 1994 and a loss of approximately $129,000 in fiscal 1993. The loss in fiscal 1994 was less than in fiscal 1993 because approximately $70,000 of the loss in fiscal 1993 was a one time loss that related to depreciation and writedown of obsolete computer equipment utilized by the bankrupt subsidiaries. Revenue in each fiscal year consisted of interest income on the remaining cash on hand.

     On July 13, 1992, the subsidiaries of the Company filed for protection under Chapter 11 of the federal bankruptcy laws. The filings were precipitated by a breach of contract by the Resolution Trust Corporation with FNRS Financial Corp. These subsidiaries were sold to an officer of the Company for a nominal amount in June 1993.

     For the fiscal year ended June 30, 1992, the Company reported a loss of $1,668,000 of which $1,581,000 was directly related to the losses generated by its subsidiaries and the write-off of all related investments, receivables and intangibles associated with the subsidiaries due to the impending bankruptcies. Outside of the operations of the Company's subsidiaries, the Company incurred costs associated with the maintenance of the public company status which were primarily legal and accounting fees.

INFLATION

     The effects of inflation of the Company's operations is not material and is not anticipated to have any material effect in the future.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a) for a list of the Financial Statements included in this report following the signature page.

     The supplementary financial information required by Item 302 of Regulation S-K does not apply to the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in accountants or disagreements of the type required to be reported under this item between the Company and its independent accountants during the fiscal years ended June 30, 1994, and 1993.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)  IDENTIFICATION OF DIRECTORS

     The present term of office of each director will expire at the next annual meeting of shareholders. The name, position with the Company, age of each director and the period during which each director has served are as follows:


     NAME AND POSITION IN THE COMPANY             AGE       DIRECTOR SINCE
     --------------------------------             ---       --------------

     Dean H. Boedeker. . . . . . . . . . . . . .   60       1981
     President, Chief Executive Officer
     and Director

     Thomas A. Breen . . . . . . . . . . . . . .   39       1987
     Director

     Donald W. Diones. . . . . . . . . . . . . .   63       1981
     Secretary and Director

     William J. White. . . . . . . . . . . . . .   57       1995
     Director


     There was no arrangement or understanding between any director or any other person pursuant to which any director was selected as such.

     (b)  IDENTIFICATION OF EXECUTIVE OFFICERS.

     Each executive officer will hold office until his successor duly is elected and qualified, until his resignation or until he shall be removed in the manner provided by the Company's Bylaws. The Company's executive officers, their ages, positions with the Company and periods during which they served are as follows:


     NAME OF EXECUTIVE OFFICER AND POSITION IN COMPANY    AGE     OFFICER SINCE
     -------------------------------------------------    ---     -------------

     Dean H. Boedeker                                     60
     Chairman of the Board                                            1991
     President and Chief Executive Officer                            1993

     Donald W. Diones                                     63
     Secretary                                                        1993


      There was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

     (c)  IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

     Not applicable.

     (d)  FAMILY RELATIONSHIPS.

     Not applicable.

     (e)  BUSINESS EXPERIENCE.

     BACKGROUND. The following is a brief account of the business experience during the past five years of each director and executive officer of the
Company:


NAME OF DIRECTOR
OR OFFICER               PRINCIPAL OCCUPATION DURING THE LAST FIVE YEARS
-----------------        -----------------------------------------------
Thomas A. Breen          Senior Vice President of WestStar Loan Servicing, Inc.,
                         which services loans, since January 1, 1995; President of Orion Broadcast of Rockford, Inc., a holding company which through its subsidiaries provides loan servicing, since June 1991; President of the Company from June
                         1991 to September 1993;  Chief Financial Officer of the
                         Company from January 1984 to September 1993; Secretary of the Company from May 1985 through June 1991; and director of the Company since July 1987.

Dean H. Boedeker         Director of the Company since 1981; Chairman of the
                         Board of Directors of the Company since July 1991;
                         President and Chief Executive Officer of the Company since September 1993; Senior Vice President or Vice
                         President of R A F Financial Corporation, an investment banking firm, since March 1992; Secretary and Treasurer and a director of Diones, Broom, Battreall & Boedeker,
                         Inc., an investment banking firm, from June 1985 to March 1992.

Donald W. Diones         Director of the Company since 1981; Senior Vice
                         President of Dougherty Dawkins Strand & Bigelow,
                         Incorporated, an investment banking firm, since October
                         1992; Senior Vice President of R A F Financial
                         Corporation, an investment banking firm, from March
                         1992 to October 1992; President and a director of Diones, Broom, Battreall & Boedeker, Inc., an investment banking firm, from June 1982 to March 1992.

William J. White         Director of the Company since 1995; Chairman of the
                         Board of Dougherty Dawkins Strand & Bigelow,
                         Incorporated, an investment banking firm, since May
                         1995; President and owner of First Denver Financial
                         Corporation, a private investment firm, since April
                         1992; President of the Affiliated Capital Markets division of Affiliated National Bank Denver (now
                         BankOne), a national bank, from June 1990 to April
                         1992.


     DIRECTORSHIPS.

     No director of the Company is a director of an entity that has its securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

     (f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

          No event required to be reported hereunder has occurred during the past five years.

     (g)  PROMOTERS AND CONTROL PERSONS.

          No event required to be reported hereunder has occurred during the past five years.

     (h)  COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

     To the Company's knowledge, during the Company's fiscal year ended June 30, 1994, the only directors, officers or more than 10% shareholders of the Company that failed to timely file a Form 3, Form 4 or Form 5 were Dean H. Boedeker, Thomas J. Bonomo, Thomas A. Breen and Donald W. Diones, each of whom was late in filing a Form 5 for the year ended June 30, 1993 relating to one transaction.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table provides certain information pertaining to the compensation paid by the Company and its subsidiaries for services rendered to Dean H. Boedeker, the President of the Company since September 1993, and Thomas
A. Breen, the President of the Company until September 1993. No executive officer of the Company was paid over $100,000 in compensation from the Company and its subsidiaries during the Company's fiscal year ended June 30, 1994.

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG TERM
                                                                                COMPENSATION
                                            ANNUAL COMPENSATION                    AWARDS
                                      ---------------------------------         ------------
                                                                      OTHER
                        YEAR                                         ANNUAL      SECURITIES    ALL OTHER
NAME AND                ENDED                                        COMPEN-     UNDERLYING    COMPENSA-
PRINCIPAL POSITION    JUNE 30,        SALARY($)        BONUS($)     SATION($)    OPTIONS(#)     TION($)
------------------    --------        --------- ---------------     ---------   ------------   ---------

Dean H. Boedeker .    1994 . . .    10,000(1)              -            -              -         -
 President and        1993 . . .            -              -            -           400,000      -
 Chief Executive      1992 . . .            -              -            -              -         -
 Officer

Thomas A. Breen. .    1994 . . .            -              -            -              -         -
 President and        1993 . . .      114,378              -            -           400,000      -
 Chief Executive      1992 . . .      110,000              -            -              -         -
 Officer
_____________________

(1) Mr. Boedeker is entitled to $1,000 per month for serving as the President and Chief Executive Officer of the Company.

                        OPTION GRANTS IN LAST FISCAL YEAR

     No options were granted by the Company to Dean H. Boedeker or Thomas A. Breen during the Company's fiscal year ended June 30, 1994.

                           AGGREGATED OPTION EXERCISES
                       IN LAST FISCAL YEAR AND FISCAL YEAR
                                END OPTION VALUES

     The following table sets forth information with respect to Dean H. Boedeker and Thomas A. Breen concerning the exercise of options during the Company's last fiscal year ended June 30, 1994, and unexercised options held as of June 30, 1994.


                                                            NUMBER OF SECURITIES
                                                           UNDERLYING UNEXERCISED           VALUE OF IN-THE-MONEY
                                                                OPTIONS AT                       OPTIONS AT
                                                             JUNE 30, 1994(#)                JUNE 30, 1994($)(1)
                         SHARES ACQUIRED   VALUE       ---------------------------       ----------------------------
     NAME                ON EXERCISE(#)   REALIZED($)  EXERCISABLE/   UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
     ----                ---------------  -----------  ------------   -------------      -----------    -------------

     Dean H. Boedeker        - 0 -          - 0 -        400,000         - 0 -               - 0 -           - 0 -
     Thomas A. Breen         - 0 -          - 0 -        462,500         - 0 -               - 0 -           - 0 -

---------------------
     (1)  Value of unexercised in-the-money options is the market price of the underlying shares of common stock at June 30, 1994, less the exercise price of the options.

     COMPENSATION OF DIRECTORS--STANDARD ARRANGEMENT.

     Directors of the Company who are not employees or officers receive $500.00 plus expense reimbursement for each Board of Directors meeting which they attend. The Chairman of the Board and President receives $1,000 per month, as a stipend for the services he performs.

       COMPENSATION OF DIRECTORS--OTHER ARRANGEMENTS.

     On April 26, 1993, each director of the Company received an option to purchase 400,000 shares of the Company's common stock at a price of $0.03 per share. The options expire on April 27, 1998.

     EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

     There is no employment contract between the Company and Dean H. Boedeker or between the Company and Thomas A. Breen or any compensatory plan or arrangement between the Company and Dean H. Boedeker or between the Company and Thomas A. Breen.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a)(b)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of September 13, 1995, the number of shares of the Company's outstanding common stock beneficially owned by each of the Company's current directors and officers, sets forth the number of shares of the Company's common stock beneficially owned by all of the Company's current directors and officers as a group and sets forth the number of shares of the Company's common stock owned by each person who owned of record, or was known to own beneficially, more than 5% of the Company's outstanding shares of common stock:


                                   AMOUNT AND NATURE
                                     OF BENEFICIAL     PERCENT
     NAME OF BENEFICIAL OWNER        OWNERSHIP(1)      OF CLASS
     ------------------------        ------------      --------
     Dean H. Boedeker                573,072(2)        11.4%
     Thomas A. Breen                 434,375(3)         8.6%
     Donald W. Diones                531,572(4)        10.5%
     William J. White                 72,250            1.6%
     All officers and directors
     as a group (4 Persons)        1,611,269(5)        27.6%



                                   AMOUNT AND NATURE
                                     OF BENEFICIAL     PERCENT
     NAME OF BENEFICIAL OWNER        OWNERSHIP(1)      OF CLASS
     ------------------------        ------------      --------

     Thomas J. Bonomo                  582,929(6)        11.6%
     Cede & Co.                      2,092,937(7)        45.1%
     Kray & Co.                        648,863(7)        14.0%
__________________


     (1) Each person has the sole voting and investment power over the shares indicated.
     (2) Includes 400,000 shares underlying a stock option. Dean H. Boedeker's address is 1700 Lincoln Street, 32nd Floor, Denver, Colorado 80203.
     (3) Includes 400,000 shares underlying a stock option. Does not include any shares underlying a stock option held by Thomas A. Breen that expired on July 13, 1994. Thomas A. Breen's address is 116 North Maryland, Lower Level, Glendale, California 91206.
     (4) Includes 400,000 shares underlying a stock option. Donald W. Diones' address is 1401 Seventeenth Street, Suite 1300, Denver, Colorado 80202.
     (5) Includes shares underlying the stock options held by Messrs. Boedeker, Breen and Diones.
     (6) Includes 400,000 shares underlying a stock option. Thomas J. Bonomo's address is 388 Market Street, No. 900, San Francisco, California 94111.
     (7) The address of Cede & Co. is P. O. Box 20, Bowling Green Station, New York, New York 10004 and the address of Kray & Co. is 1 Financial Place, 440 South LaSalle Street, Chicago, Illinois 60605. Cede & Co. and Kray & Co. are nominee holders for the beneficial owners of the shares.

     (c)  CHANGES IN CONTROL.

     There are presently no arrangements of any kind which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)(b) TRANSACTIONS WITH MANAGEMENT AND OTHERS AND CERTAIN BUSINESS RELATIONSHIPS.

     Effective June 25, 1993, the Company sold all the outstanding shares of common stock of Orion Broadcast of Rockford, Inc. and Orion Services Company to Thomas A. Breen, the former President and a current director of the Company. Orion Broadcast of Rockford, Inc. directly or indirectly held a controlling interest in Orion Financial Services Corporation, FNRS Acquisition Corporation, FNRS Financial Corporation and FN Realty Services, Inc. Because of the bankruptcy of FNRS Financial Corporation and FN Realty Services, Inc., the Board of Directors of the Company determined that there was no possible benefit to the Company in retaining any direct ownership of Orion Broadcast of Rockford, Inc. or its subsidiaries. The total amount paid by Thomas A. Breen for the shares was $10.00. In addition, the Company was released from the Company's guarantee of approximately $500,000 of debt owed by FNRS Financial Corporation. In addition, Thomas A. Breen agreed for a two year period to provide services to the Company in the connection with the preparation of financial records and statements and in connection with the Company's filing requirements under the federal securities laws.

     At the same time, the Company entered into an agreement with Orion Broadcast of Rockford, Inc. pursuant to which the Company agreed to advance funds to enable Orion Broadcast of Rockford, Inc. to file lawsuits against certain persons who owed funds to Orion Broadcast of Rockford, Inc. In consideration for the advance of the funds, the Company agreed with Orion Broadcast of Rockford, Inc. that the Company would receive all amounts paid or advanced to collect on the debts and 50% of any amount over and above such amounts. The Company received a total of $1,000.

     In addition, the Company entered into an agreement with FNRS Acquisition Corporation pursuant to which the Company agreed to advance funds or directly pay all costs and expenses of pursuing the litigation of FNRS Acquisition Corporation, against First Nationwide Financial Corporation and others. The Company's total obligation was $50,000, which the Company would be entitled to receive out of the proceeds of the litigation. The balance of the proceeds would be divided so that the Company would receive 80% of the first $100,000, 70% of the next $100,000, 60% of the next $100,000 and 50% of any balance. As a result of settlement of the lawsuits, the Company has received approximately $208,500.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)  FINANCIAL STATEMENTS.

     Independent Auditor's Report
     Balance Sheets--As of June 30, 1994 and 1993
     Statements of Operations--Years ended June 30, 1994, 1993, and 1992 Statement of Changes in Stockholders' Equity--For the Period from
       July 1, 1991 through June 30, 1994
     Statements of Cash Flows--Years ended June 30, 1994, 1993, and 1992 Notes to Financial Statements

     (a)(2)  FINANCIAL STATEMENT SCHEDULES.

     None.

     (b)  CURRENT REPORTS ON FORM 8-K:

     No Current Reports on Form 8-K were filed during the fiscal quarter ended June 30, 1994.

     (c)  EXHIBITS.

Exhibit 3(A) Articles of Incorporation of Orion Financial, Ltd., as amended (incorporated by reference to Exhibit 3(A) to Orion Financial, Ltd.'s Annual Report on Form 10-K for the fiscal years ended June 30, 1993 and 1992.

Exhibit 3(B) Bylaws of Orion Financial, Ltd., as amended (incorporated by reference to Exhibit 3(B) to Orion Financial, Ltd.'s Annual Report on Form 10-K for the fiscal years ended June 30, 1993 and 1992.

Exhibit 10(A) Orion Financial, Ltd. 1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10(A) to Orion Financial, Ltd.'s Annual Report on Form 10-K for the fiscal years ended June 30, 1993 and 1992.

Exhibit 10(B) Form of Option Agreement dated April 27, 1993 (incorporated by reference to Exhibit 10(B) to Orion Financial, Ltd.'s Annual Report on Form 10-K for the fiscal years ended June 30, 1993 and 1992.

Exhibit 10(C) Form of Amendment to Option Agreement dated September 27, 1993 (incorporated by reference to Exhibit 10(C) to Orion Financial, Ltd.'s Annual Report on Form 10-K for the fiscal years ended June 30, 1993 and 1992.

Exhibit 10(D) Agreement dated as of April 7, 1993, between the Company and Thomas A. Breen (incorporated by reference to Exhibit 10(D) to Orion Financial, Ltd.'s Annual Report on Form 10-K for the fiscal years ended June 30, 1993 and 1992.

Exhibit 10(E) Agreement dated as of April 7, 1993, between the Company and Orion Broadcast of Rockford, Inc. (incorporated by reference to
               Exhibit 10(E) to Orion Financial, Ltd.'s Annual Report on Form 10-K for the fiscal years ended June 30, 1993 and 1992.

Exhibit 10(F) Agreement dated as of April 7, 1993, between the Company and FNRS Acquisition Corporation (incorporated by reference to Exhibit 10(F) to Orion Financial, Ltd.'s Annual Report on Form 10-K for the fiscal years ended June 30, 1993 and 1992.

                                     ORION FINANCIAL, LTD.

                                      REPORT ON AUDIT OF
                                     FINANCIAL STATEMENTS
                                     FOR THE YEARS ENDED
                                 JUNE 30, 1994, 1993, AND 1992

                          ORION FINANCIAL, LTD.

                     INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                -----

INDEPENDENT AUDITOR'S REPORT  . . . . . . . . . . . . . . . . .  F-2

BALANCE SHEETS - June 30, 1994 and 1993 . . . . . . . . . . . .  F-3

STATEMENTS  OF OPERATIONS - For the Years Ended June 30, 1994,
         1993, and 1992 . . . . . . . . . . . . . . . . . . . .  F-4

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - For the
         Period from July 1, 1991 through  June 30, 1994  . . .  F-5

STATEMENTS OF CASH FLOWS - For the Years Ended  June 30,
         1994, 1993, and 1992  . . . .. . . . . . . . . . . . .  F-6

NOTES TO FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . .  F-7

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Orion Financial, Ltd.
Denver, Colorado




We have audited the accompanying balance sheets of Orion Financial, Ltd. as of June 30, 1994 and 1993, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the
period  ended June 30,  1994.   These financial statements are the
responsibility of  the Company's management.  Our responsibility  is to
express  an  opinion   on  these  financial statements based on our audits.

We  conducted  our  audits  in accordance  with  generally  accepted auditing
standards.   Those  standards  require  that we  plan  and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the
overall financial statement  presentation.   We  believe  that  our  audits
provide  a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orion Financial, Ltd. as of June 30, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1994, in conformity with generally accepted accounting principles.



HEIN + ASSOCIATES LLP


Denver, Colorado
June 9, 1995

                              ORION FINANCIAL, LTD.

                                BALANCE SHEETS




                                                              JUNE 30,
                                                      ------------------------
                                                          1994          1993
                                                      ----------    ----------
                                    ASSETS
                                    ------

CURRENT ASSETS -
      Cash and cash equivalents                       $   85,881     $ 125,717

FURNITURE AND EQUIPMENT, at cost:

      Furniture, fixtures, and equipment                  27,549        27,549
      Less accumulated depreciation                      (25,549)      (15,549)
                                                      ----------    ----------
                                                           2,000        12,000

OTHER ASSETS:

      Restricted cash                                     50,000        50,000
      Advance to affiliate                                25,000        25,000
                                                      ----------    ----------

TOTAL ASSETS                                            $162,881      $212,717
                                                      ----------    ----------
                                                      ----------    ----------



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES -
      Accounts payable and accrued expenses           $    6,895     $    -


COMMITMENTS AND CONTINGENCIES (Note 6)


STOCKHOLDERS' EQUITY:
      Preferred stock, no par value; 200,000,000
          shares authorized; no shares
          issued oroutstanding                             -             -

      Common stock, stated value of $.08 a
          share; 200,000,000 shares authorized;
          5,113,782 shares issued; 4,641,522
          shares outstanding                             409,103       409,103

     Additional paid-in capital                        4,632,338     4,632,338
     Accumulated deficit                              (4,854,518)   (4,797,787)
     Treasury stock, at cost, 472,260 shares             (30,937)      (30,937)
                                                      ----------    ----------
         Total stockholders' equity                      155,986       212,717
                                                      ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  162,881     $ 212,717
                                                      ----------    ----------
                                                      ----------    ----------


               SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                              ORION FINANCIAL, LTD.

                            STATEMENTS OF OPERATIONS


                                                                    FOR THE YEARS ENDED JUNE 30,
                                                             --------------------------------------
                                                                  1994           1993         1992
                                                             -----------    ----------     ---------

REVENUE:
     Interest income                                          $    6,794    $      824    $   25,371
     Other income                                                   -           13,566           -
                                                             -----------    ----------     ---------
          Total revenue                                            6,794        14,390        25,371
COSTS AND EXPENSES:
     General and administrative                                   53,525        74,390       100,915
     Depreciation and amortization                                10,000        15,550        10,653
                                                             -----------    ----------     ---------
           Total expenses                                         63,525        89,940       111,568
                                                             -----------    ----------     ---------


     Loss from operations                                        (56,731)      (75,550)      (86,197)

OTHER INCOME (EXPENSE):

     Write-off of fixed assets                                     -           (53,638)         -
     Equity in net loss and write-off of receivables
        from unconsolidated subsidiaries                           -             -        (1,467,069)
     Write-off of goodwill                                         -             -           (81,277)
     Write-off of note receivable, former officer                  -             -           (33,000)
                                                             -----------    ----------     ---------


NET LOSS                                                      $  (56,731)   $ (129,188)  $(1,667,543)
                                                             -----------    ----------     ---------
                                                             -----------    ----------     ---------

NET LOSS PER COMMON SHARE                                     $     (.01)   $     (.03)   $     (.36)
                                                             -----------    ----------     ---------
                                                             -----------    ----------     ---------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING           4,641,522     4,641,522     4,641,522
                                                             -----------    ----------     ---------
                                                             -----------    ----------     ---------

                          SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                                        ORION FINANCIAL, LTD.

                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE PERIOD FROM JULY 1, 1991 THROUGH JUNE 30, 1994

                                  COMMON STOCK        ADDITIONAL                          TREASURY STOCK           TOTAL
                            -----------------------     PAID-IN       ACCUMULATED      -------------------     STOCKHOLDERS'
                               SHARES       AMOUNT      CAPITAL         DEFICIT         SHARES     AMOUNT         EQUITY
                            ----------   ----------   ------------    -------------    --------   ---------    -----------
BALANCES, July 1, 1991       5,113,782   $  409,103    $  4,632,338    $  (3,001,056)   472,260   $  (30,937) $  2,009,448

    Net loss                       -             -            -           (1,667,543)       -           -       (1,667,543)
                            ----------  -----------   -------------   --------------   --------   ----------   -----------

BALANCES, June 30, 1992      5,113,782      409,103       4,632,338       (4,668,599)   472,260      (30,937)      341,905

   Net loss                        -             -            -             (129,188)       -           -         (129,188)
                            ----------  -----------   -------------   --------------   --------   ----------   -----------

BALANCES, June 30, 1993      5,113,782      409,103       4,632,338       (4,797,787)   472,260      (30,937)      212,717

  Net loss                         -             -            -              (56,731)       -           -          (56,731)
                            ----------  -----------   -------------   --------------   --------   ----------   -----------

BALANCES, June 30, 1994      5,113,782   $  409,103    $  4,632,338    $  (4,854,518)   472,260   $  (30,937)  $   155,986
                            ----------  -----------   -------------   --------------   --------   ----------   -----------
                            ----------  -----------   -------------   --------------   --------   ----------   -----------




                    SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                               ORION FINANCIAL, LTD.

                          STATEMENTS OF CASH FLOWS

                                                        FOR THE YEARS ENDED JUNE 30,
                                                 ------------------------------------------
                                                     1994           1993            1992
                                                 ---------        ----------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $  (56,731)       $ (129,188)      $(1,667,542)

   Adjustments to reconcile net loss to
     net cash from operating activities:
       Depreciation and amortization                10,000            15,550            10,653
       Write-off of fixed assets                       -              53,638           -
       Gain on sale of land                            -             (13,566)          -

       Equity in net loss (income) and
         write-off of receivables from
         subsidiaries                                  -                -            1,467,069
       Write-off of goodwill                           -                -               81,277
       Write-off of note receivable                    -                -               33,000
       Changes in operating assets and
         liabilities:

             (Increase) decrease in -
                  Restricted cash                      -                -                2,983
              Increase (decrease) in -
                  Accounts payable                   6,895           (36,859)           36,859
                                                 ---------        ----------          --------
       Net cash used in operating
        activities                                 (39,836)         (110,425)          (35,701)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                               -                -              (79,064)
   Proceeds from sale of land                          -              26,018               -
   Advance to affiliate                                -             (25,000)              -
   Advances to and investment in
     subsidiaries                                      -                -             (151,529)
   Payments received from subsidiaries                 -              39,832            35,751
                                                 ---------        ----------          --------
   Net cash provided by (used in)
     investing activities                              -              40,850          (194,842)
                                                 ---------        ----------          --------

NET DECREASE IN CASH AND EQUIVALENTS               (39,836)          (69,575)         (230,543)

CASH AND CASH EQUIVALENTS, beginning of year       125,717           195,292           425,835
                                                 ---------        ----------          --------

CASH AND CASH EQUIVALENTS, end of year             $85,881         $ 125,717          $195,292
                                                 ---------        ----------          --------
                                                 ---------        ----------          --------

SUPPLEMENTAL DISCLOSURES:
     Cash paid for interest                        $   -           $    -             $     -
                                                 ---------        ----------          --------
                                                 ---------        ----------          --------
     Cash paid for taxes                           $   -           $    -             $     -
                                                 ---------        ----------          --------
                                                 ---------        ----------          --------




                           SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                                     ORION FINANCIAL, LTD.

                                 NOTES TO FINANCIAL STATEMENTS



1.  ORGANIZATION AND OPERATIONS:

    OPERATIONS - Orion Financial, Ltd. (the Company) was incorporated in Colorado in 1981. Through June 25, 1993, the Company had the following wholly-owned subsidiaries: Orion Services Company (formerly Vehicle Resource Corporation or VRC), Orion Broadcast of Rockford, Inc. (Orion Rockford), and United Leasing Company (inactive). In 1987, Orion Rockford formed Orion Financial Services Corporation (Orion Financial), a 94% owned subsidiary, to enter into the acquisition of FNRS Acquisition Corporation (FNRS Acquisition). FNRS Acquisition acquired FN Realty Services, Inc. (FN Realty) and formed FNRS Financial Corporation (FNRS) in fiscal 1988. The operations of VRC were discontinued in fiscal 1990, while the operations of FN Realty were discontinued during fiscal 1991.

    On July 13, 1992, all of the Company's active subsidiaries declared bankruptcy under Chapter 11 of the bankruptcy code. Effective June 25, 1993, the Company sold its entire interest in VRC and Orion Rockford to the former president of the Company (see Note 3). At present, the Company has no operations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    ACCOUNTING FOR INVESTMENTS IN SUBSIDIARIES - The Company previously accounted for its investment in its majority-owned subsidiaries through consolidation. Due to the bankruptcy filings discussed above, control of the Company's subsidiaries rested with the bankruptcy court. Therefore, the Company has switched accounting for its investment in its subsidiaries through the time of their sale to the equity method. Prior periods presented have been restated to reflect the equity method, with no impact on net loss. Due to losses incurred by the subsidiaries in 1992, the Company's investment accounts were reduced to zero as of June 30, 1992 (see Note 5).

    CASH EQUIVALENTS - Cash equivalents are generally comprised of highly liquid instruments with original maturities of three months or less, such as money funds and certificates of deposit. These investments are stated at cost which approximates market value.

    FURNITURE, FIXTURES, AND EQUIPMENT - Such amounts are stated at cost with depreciation computed principally using the straight-line method over the estimated useful lives of the assets, ranging from three to six years.

    NET LOSS PER SHARE - Net loss per share has been computed based on the weighted average number of shares outstanding during the period. Stock options have been excluded from the computation because their effect would be anti-dilutive.

    INCOME TAXES - In 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "ACCOUNTING FOR INCOME TAXES" (SFAS 109), which changed the criteria for measuring the provision for income taxes and recognizing deferred tax assets and liabilities in the accompanying financial statements. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined, based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The adoption of SFAS 109 did not have a material impact on the financial statements.

3.  SALE OF SUBSIDIARIES:

    On July 13, 1992, all of the Company's active subsidiaries declared bankruptcy under Chapter 11 of the bankruptcy code, due to, among other things, cash flow difficulties experienced after the loss of a major customer. The subsidiaries attempted to reorganize, but effective June 25, 1993, due to continuing losses, the Company sold its entire interest in the subsidiaries to the former president of the Company for a nominal amount and a release of the Company's guarantee on certain debt of FNRS. The transaction resulted in no gain or loss.

4.  RESTRICTED CASH:

    Restricted cash is comprised of collateral on a bond posted by the Company for FNRS. The bond is required by a state in which FNRS previously conducted business. FNRS has voluntarily withdrawn from doing business in this state and surrendered its license. The underlying bond was released in August 1994 (unaudited).

5.  RELATED PARTY TRANSACTIONS:

    The Company paid approximately $8,000 in legal expenses on behalf of some of its former subsidiaries during fiscal 1993. The legal expenses related to the bankruptcies of the former subsidiaries.

    The Company received $39,832 in repayments in July 1992 on amounts owed to it from VRC and Orion Rockford. All other receivables from its subsidiaries were written off as uncollectible as of June 30, 1992 due to their bankruptcy filings in July 1992 (see Note 1).

    During fiscal 1992, the Company forgave a note receivable of $33,000 that had previously been due from the former president of the Company.

6.  COMMITMENTS AND CONTINGENCIES:

    The Company was named as a co-defendant in a lawsuit brought against FNRS by a former vendor, which alleged breach of contract. Damages were not specified. The claim was dismissed pending settlement of FNRS's bankruptcy, but if the claim is not disposed of in the bankruptcy settlement, it could be refiled. The Company believes it has valid defenses against this claim.

    On April 7, 1993, the Company entered into an agreement with FNRS Acquisition to advance it funds for a lawsuit it had brought against another party. The agreement limits such advances to a maximum of $50,000, of which $25,000 had been advanced at June 30, 1993. The Company will be reimbursed for any advances made out of the proceeds of any settlement or judgment received, with proceeds in excess of advances allocated between the Company and FNRS Acquisition. The litigation was settled in January 1995, and the Company received approximately $200,000 from the settlement proceeds.

    The Company had previously been guarantor on approximately $500,000 of debt FNRS had with a bank. On June 25, 1993, the bank released the Company from any obligation as guarantor on this debt, as a condition of the Company's sale of FNRS to the president of the Company.

7.  STOCKHOLDERS' EQUITY:

    The Company adopted an incentive stock option plan in 1984 reserving 312,500 shares of common stock for certain employees, officers, and directors. The exercise price must be at least the fair market value of the stock on the date of the grant, and the term of each option granted will not be for more than ten years from the date of the grant. The plan expired in February 1994.

    If options are granted to individuals owning more than ten percent (10%) of the outstanding common stock, the exercise price must be at least one hundred ten percent (110%) of the fair market value of the stock on the date of the grant and the term for each option granted will not be for more than five years from the date of the grant.

    On July 13, 1987, the Board of Directors of the Company granted a stock option under the 1984 stock option plan for 187,500 shares of the Company's common stock to a director and officer of the Company. The option is exercisable at $.72 per share with 62,500
    options expiring in July 1992, 1993, and 1994.   No options were
    exercised and they have all expired. In June 1991, the Board granted a stock option under the 1984 plan to an officer of the Company for 30,000 shares exercisable at $.47 per share through 2001. None of these options have been exercised.

    On November 8, 1991, the Company adopted a 1991 Non-Qualified Stock Option Plan for the directors, officers and employees of the Company. Two million shares are reserved under this plan. The terms of each option granted will not be for more than ten years from date of grant, and no options can be granted under the plan after November 8, 2001. No options have been granted under this plan.

                           ORION FINANCIAL, LTD.

                      NOTES TO FINANCIAL STATEMENTS



    In April 1993, the Board of Directors of the Company granted stock options covering 2,000,000 shares of the Company's common stock, 400,000 shares each to the four directors of the Company (including the president of the Company), and 400,000 shares to an individual from the Company's legal counsel. The options are exercisable at $.03 per share through April 1998. None have been exercised to date.

    The Company has authorized, but unissued, preferred stock which may be issued in series with such preferences as determined by the Company's Board of Directors.

    At several times during fiscal 1991, the Company repurchased the outstanding shares of various stockholders of the Company for a total of $30,937. These treasury shares are accounted for at cost.

8.  INCOME TAXES:

    Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. As allowed by SFAS 109, prior years' financial statements have not been restated.

    The amounts which give rise to the net deferred tax asset
    (liability) as of June 30, 1994, are as follows:


    Tax effect of furniture and fixture                     $        1,000
    temporary difference

    Net operating loss carryforward                                 481,000
                                                            ----------------
    Valuation allowance                                            (480,000)
                                                            ----------------


    Net deferred tax asset (liability)                      $         -
                                                            ----------------
                                                            ----------------


    At June 30, 1994, the Company had net operating losses (NOL) carryforwards for income tax purposes of approximately $1,300,000 that will expire between 1997 and 2009. Upon the sale of the Company's subsidiaries in June 1993, a substantial portion of the NOL carryforwards were lost for use by the Company, as they had been incurred at the subsidiary level.

                                 ORION FINANCIAL, LTD.

                             NOTES TO FINANCIAL STATEMENTS



9.  SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES:

    Following are the results of operations of FNRS Acquisition:

    STATEMENTS OF OPERATIONS

                                                   FOR THE PERIOD    FOR THE YEAR
                                                   ENDED JUNE 25,    ENDED JUNE 30,
                                                        1993             1992
                                                 ----------------    ---------------
                                                     (Unaudited)       (Unaudited)

                     Revenue                     $   3,713,000        $   6,139,000
                     Operating expenses              3,532,000            8,326,000
                                                 -------------        --------------
                     Net income (loss)           $     181,000        $  (2,187,000)
                                                 -------------        --------------
                                                 -------------        --------------


                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ORION FINANCIAL, LTD.
                         a Colorado corporation



                         By
                            --------------------------------------
                            Dean H. Boedeker
                            President, Principal Executive Officer
                            Chief Financial Officer, and
                            Principal Accounting Officer

                         Dated:
                                ----------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


DATE                     NAME AND TITLE      SIGNATURE
----                     --------------      ---------

                         Thomas A. Breen
                         Director            -------------------------


                         Dean H. Boedeker
                         Director            -------------------------

                         Donald W. Diones
                         Director            -------------------------

                         William J. White
                         Director            -------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    EXHIBITS

                                       TO

                                    FORM 10-K

                              ORION FINANCIAL, LTD.


                                  EXHIBIT INDEX

EXHIBIT   DESCRIPTION                                                                PAGE NO.
-------   -----------                                                                --------

  3(A)    Articles of Incorporation of Orion Broadcast Group, Inc., as amended         N/A
          (incorporated by reference to Exhibit 3(A) to Orion Financial, Ltd.'s
          Annual Report on Form 10-K for the fiscal years ended June 30, 1993 and 1992.

  3(B)    Bylaws of Orion Broadcast Group, Inc., as amended (incorporated by           N/A
          reference to Exhibit 3(B) to Orion Financial, Ltd.'s Annual Report
          on Form 10-K for the fiscal years ended June 30, 1993 and 1992.

 10(A)    Orion Financial, ltd. 1991 Non-Qualified Stock Option Plan (incorporated     N/A
          by reference to Exhibit 10(A) to Orion Financial, Ltd.'s Annual Report
          on Form 10-K for the fiscal years ended June 30, 1993 and 1992.

 10(B)    Form of Option Agreement dated April 27, 1993 (incorporated by               N/A
          reference to Exhibit 10(B) to Orion Financial, Ltd.'s Annual Report on
          Form 10-K for the fiscal years ended June 30, 1993 and 1992.

 10(C)    Form of Amendment to Option Agreement dated September 27, 1993               N/A
          (incorporated by reference to Exhibit 10(C) to Orion Financial, Ltd.'s
          Annual Report on Form 10-K for the fiscal years ended June 30, 1993 and 1992.

 10(D)    Agreement dated as of April 7, 1993, between the Company and Thomas A.       N/A
          Breen (incorporated by reference to Exhibit 10(D) to Orion Financial,
          Ltd.'s Annual Report on Form 10-K for the fiscal years ended June 30,
          1993 and 1992.

 10(E)    Agreement dated as of April 7, 1993, between the Company and Orion           N/A
          Broadcast of Rockford, Inc. (incorporated by reference to Exhibit
          10(E) to Orion Financial, Ltd.'s Annual Report on Form 10-K for the
          fiscal years ended June 30, 1993 and 1992.

 10(F)    Agreement dated as of April 7, 1993, between the Company and FNRS            N/A
          Acquisition Corporation (incorporated by reference to Exhibit 10(F)
          to Orion Financial, Ltd.'s Annual Report on Form 10-K for the fiscal years ended June 30, 1993 and 1992.