Form 10-K405/A
period 1994-06-30
ORION FINANCIAL LTD
filed 1995-09-25
CIK 711210

                                    FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________.

Commission file Number: 0-11043


                              ORION FINANCIAL, LTD.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Colorado                                       84-0858679
- - - -------------------------------                   -----------------------
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

     (e)  BUSINESS EXPERIENCE.

     BACKGROUND. The following is a brief account of the business experience during the past five years of each director and executive officer of the
Company:


NAME OF DIRECTOR
OR OFFICER               PRINCIPAL OCCUPATION DURING THE LAST FIVE YEARS
- - - -----------------        -----------------------------------------------
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

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG TERM
                                                                                COMPENSATION
                                            ANNUAL COMPENSATION                    AWARDS
                                      ---------------------------------         ------------
                                                                      OTHER
                        YEAR                                         ANNUAL      SECURITIES    ALL OTHER
NAME AND                ENDED                                        COMPEN-     UNDERLYING    COMPENSA-
PRINCIPAL POSITION    JUNE 30,        SALARY($)        BONUS($)     SATION($)    OPTIONS(#)     TION($)
- - - ------------------    --------        --------- ---------------     ---------   ------------   ---------

Dean H. Boedeker .    1994 . . .    10,000(1)              -            -              -         -
 President and        1993 . . .            -              -            -           400,000      -
 Chief Executive      1992 . . .            -              -            -              -         -
 Officer

Thomas A. Breen. .    1994 . . .            -              -            -              -         -
 President and        1993 . . .      114,378              -            -           400,000      -
 Chief Executive      1992 . . .      110,000              -            -              -         -
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

- - - ---------------------
     (1)  Value of unexercised in-the-money options is the market price of the underlying shares of common stock at June 30, 1994, less the exercise price of the options.

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

                         ORION FINANCIAL, LTD.
                         a Colorado corporation



                         By  /s/ Dean H. Boedeker
                            --------------------------------------
                            Dean H. Boedeker
                            President, Principal Executive Officer
                            Chief Financial Officer, and
                            Principal Accounting Officer

                         Dated:  September 21, 1995
                                ----------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


DATE                     NAME AND TITLE      SIGNATURE
- - - ----                     --------------      ---------

September 21, 1995       Thomas A. Breen     /s/ Thomas A. Breen
                         Director            -------------------------


September 21, 1995       Dean H. Boedeker    /s/ Dean H. Boedeker
                         Director            -------------------------

September 21, 1995       Donald W. Diones    /s/ Donald W. Diones
                         Director            -------------------------

September 21, 1995       William J. White    /s/ William J. White
                         Director            -------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    EXHIBITS

                                       TO

                                    FORM 10-K

                              ORION FINANCIAL, LTD.


                                  EXHIBIT INDEX

EXHIBIT   DESCRIPTION                                                                PAGE NO.
- - - -------   -----------                                                                --------

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