Form 10-K
period 1995-06-30
ORION FINANCIAL LTD
filed 1996-04-10
CIK 711210

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________.

Commission file Number: 0-11043


                              ORION FINANCIAL, LTD.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Colorado                                        84-0858679
 ------------------------------                 ------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
 incorporation or organization)                            Number)

                              80 North Hoyt Street
                             Denver, Colorado 80226
                     --------------------------------------
                    (Address of Principal Executive Offices)


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

            [ ]

     As of March 11, 1996, the aggregate market value of the Registrant's voting stock held by nonaffiliates was $15,208.

     As of March 11, 1996, Registrant had 4,641,522 shares of its no par value common stock issued and outstanding.

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

     (b) Financial Information About Industry Segments. The Company has no industry segments.

     (c) Narrative Description of Business. The Company has no operations to describe.

     (i) Products and Services. The Company has no operations.

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

     (iv) Patents, Trademarks and Licenses. Not applicable.

     (v) Seasonality. The Company has no operations that could be seasonal in nature.

     (vi) Working Capital Items. The Company has no operations and, therefore, has no need to carry any significant amount of inventory or accounts receivable or other items which would require a large amount of working capital.

     (vii) Customer Dependence. The Company has no customers.

     (viii) Backlog of Orders. The Company has no operations that would give rise to a backlog of orders.

     (ix) Government Contracts. The Company has no government contracts.

     (x) Competition. The Company has no operations.

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

     (d) Financial Information About Foreign and Domestic Operations and Export Sales. The Company has no operations.

ITEM 2.     PROPERTIES

     The Company has no properties.

ITEM 3.     LEGAL PROCEEDINGS

     The Company is not involved in any material pending legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the Company's fiscal quarter ended June 30, 1995.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

     (a) Market Information. The Company's common stock is traded in the over-the-counter market. The following table shows the range of high and low bid quotations for the common stock, for the periods indicated, as reported by the National Quotation Bureau, Inc. These quotations represent inter-dealer prices without adjustment for retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                                            Common Stock
                                                        ---------------------
Fiscal Quarter Ended                                    High              Low
- --------------------                                    ----             -----

September 1993......................................    .01              .005
December 1993.......................................    .02              .01
March 1994..........................................    .01              .005
June 1994...........................................    .005             .005
September 1994......................................    .005             .005
December 1994.......................................    .005             .005
March 1995..........................................    .005             .005
June 1995...........................................    .005             .005

     (b) Holders. As of March 8, 1996, the Company had approximately 1,029 holders of record of its no ------- par value common stock.

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


                                                                  For the Years Ending June 30,
                                              --------------------------------------------------------------------
                                              1995             1994            1993            1992           1991
                                              ----             ----            ----            ----           ----

                                                           (In thousands except per share information)


Revenue ..............................        $   --         $     7         $    14         $    25         $    32

Net income (loss) ....................             90        $   (57)        $  (129)        $(1,668)        $   (22)

Net income (loss) per
 Common Share ........................           0.02        $ (0.01)        $ (0.03)        $ (0.36)             --

Weighted Average Number of
Shares Outstanding ...................          4,642          4,642           4,642           4,642           4,853


                                                                  For the Years Ending June 30,
                                              --------------------------------------------------------------------
                                              1995             1994            1993            1992           1991
                                              ----             ----            ----            ----           ----

                                                           (In thousands except per share information)


Working Capital.......................        $   246        $    79         $   126         $   158         $   415

Total Assets .........................            266            163             213             379           5,094

Total Long-Term Liabilities ..........            --             --              --              --              143

Total Stockholders' Equity ...........            246            156             213             342           2,009

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has working capital of approximately $246,000 which should be sufficient for the Company to fund its obligations for the next 18 to 24 months provided the Company does not enter into a business combination that provides the Company with business operations. The Company's minimal cash position limits the Company in its future direction because it does not have the ability to raise additional funds through borrowings or equity offerings given its lack of business operations. The long term survivability of the Company depends on whether or not the Company is able to enter into a business combination that would provide the Company with successful business operations.

     The Company was relieved of its major debt guaranty due to the sale of its subsidiaries in June 1993. At the time of the sale, the Company had guaranteed approximately $485,000 of a subsidiary's bank debt.

     The Company has no material commitments for capital expenditures.

Results of Operations

     The Company had no significant operations during fiscal 1995, 1994 and 1993 other than occasional supervision of the bankruptcy proceedings of its subsidiaries. In January 1995, the Company received $208,000 from the settlement proceeds of a lawsuit in which FNRS Acquisition Corporation, a former subsidiary of the Company, was the plaintiff. The settlement proceeds were the only source of cash for the Company during fiscal 1995 and resulted in the Company realizing net income of $90,488 for fiscal 1995. The Company reported a loss of approximately $57,000 in fiscal 1994 and a loss of approximately $129,000 in fiscal 1993. The loss in fiscal 1994 was less than in fiscal 1993 because approximately $70,000 of the loss in fiscal 1993 was a one time loss that related to depreciation and writedown of obsolete computer equipment utilized by the bankrupt subsidiaries. Revenue in each fiscal year consisted of interest income on the remaining cash on hand.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in accountants or disagreements of the type required to be reported under this item between the Company and its independent accountants during the fiscal years ended June 30, 1995, and 1994.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors

     The present term of office of each director will expire at the next annual meeting of shareholders. The name, position with the Company, age of each director and the period during which each director has served are as follows:


Name and Position in the Company                            Age   Director Since
- --------------------------------                            ---    -------------


Dean H. Boedeker .....................................       61         1981
President, Chief Executive Officer and
Director

Thomas A. Breen ......................................       39         1987
Director



Name and Position in the Company                            Age   Director Since
- --------------------------------                            ---    -------------


Donald W. Diones .....................................       64         1981
Secretary and Director

William J. White .....................................       58         1995
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

     (b) Identification of Executive Officers.

     Each executive officer will hold office until his successor duly is elected and qualified, until his resignation or until he shall be removed in the manner provided by the Company's Bylaws. The Company's executive officers, their ages, positions with the Company and periods during which they served are as follows:


Name of Executive Officer and Position in Company         Age     Officer Since
- -------------------------------------------------         ---     -------------

Dean H. Boedeker......................................     61
Chairman of the Board                                                  1991
President and Chief Executive Officer                                  1993

Donald W. Diones......................................     64
Secretary                                                              1993

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

     (e) Business Experience.

     Background. The following is a brief account of the business experience during the past five years of each director and executive officer of the
Company:


Name of Director
or Officer          Principal Occupation During the Last Five Years
- ----------------    ------------------------------------------------

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

Donald W. Diones    Director  of  the Company since 1981;  Senior Vice President of  Bigelow  &  Company,  an  investment banking firm, since
                    May  1995;   Senior  Vice  President  of  Dougherty  Dawkins
                    Strand & Bigelow, Incorporated, an investment banking firm, from October 1992 to May 1995; Senior Vice President of R A
                    F Financial Corporation, an invest-ment banking firm, from March 1992 to October 1992; President and a director of Diones, Broom, Battreall & Boedeker, Inc., an investment banking firm, from June 1982 to March 1992.

William J. White    Director  of  the  Company  since 1995;  Chairman of Bigelow
                    &  Company,   an  investment  banking  firm,  since May 1995
                    President   and    owner    of   First   Denver    Financial
                    Corporation,  a private  investment  firm, since April 1992;
                    President of the Affiliated Capital Markets division of Affiliated National Bank Denver (now BankOne), a national bank, from June 1990 to April 1992.

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

     (h) Compliance With Section 16(a) of the Securities Exchange Act of 1934.

     To the Company's knowledge, during the Company's fiscal year ended June 30, 1995, the only director, officer or more than 10% shareholder of the Company failed to timely file a Form 3, Form 4 or Form 5 was William J. White who was late in filing a Form 3.

ITEM 11.                EXECUTIVE COMPENSATION

     The following table provides certain information pertaining to the compensation paid by the Company and its subsidiaries for services rendered to Dean H. Boedeker, the President of the Company during the Company's fiscal year ended June 30, 1995. No executive officer of the Company was paid over $100,000 in compensation from the Company and its subsidiaries during the Company's fiscal year ended June 30, 1995.



                           SUMMARY COMPENSATION TABLE

                                                                                                        Long Term
                                                                                                       Compensation
                                                                 Annual Compensation                      Awards
                                                 --------------------------------------------------    -----------
                                                                                           Other
                                                  Year                                     Annual       Securities        All Other
Name and                                         Ended                                     Compen-      Underlying        Compensa-
Principal Position                              June 30,       Salary($)       Bonus($)    sation($)     Options(#)        tion($)
- ------------------                              --------       ---------       --------    ---------    -----------       ---------


Dean H. Boedeker ......................           1995         14,000(1)          --          --              --             --
 President and ........................           1994         10,000(1)          --          --           400,000           --
 Chief Executive ......................           1993           --               --          --              --             --
 Officer
- ---------------------

(1) Mr. Boedeker is entitled to $1,000 per month for serving as the President and Chief Executive Officer of the Company.

                        OPTION GRANTS IN LAST FISCAL YEAR

     No options were granted by the Company to Dean H. Boedeker during the Company's fiscal year ended June 30, 1995.

                          FISCAL YEAR END OPTION VALUES

     The following table sets forth information with respect to the unexercised options held by Dean H. Boedeker as of June 30, 1995.

                          Number of Securities
                         Underlying Unexercised           Value of In-the-Money
                               Options at                      Options at
                            June 30, 1995(#)               June 30, 1995($)(1)
                       -------------------------       --------------------------
Name                   Exercisable/ Unexercisable      Exercisable/ Unexercisable
- ----                   -----------  -------------      -----------  -------------


Dean H. Boedeker.....   400,000        - 0 -              - 0 -         - 0 -
- ------------------------

(1) Value of unexercised in-the-money options is the market price of the underlying shares of common stock at June 30, 1995, less the exercise price of the options.

     Mr. Boedeker did not exercise any options during the Company's fiscal year ended June 30, 1995.

     Compensation of Directors--Standard Arrangement.

     Directors of the Company who are not employees or officers receive $500.00 plus expense reimbursement for each Board of Directors meeting which they attend. The Chairman of the Board and President receives $1,000 per month, as a stipend for the services he performs.

     Compensation of Directors--Other Arrangements.

     None.

     Employment Contracts and Termination of Employment and Change-In-Control Arrangements.

     There is no employment contract between the Company and Dean H. Boedeker or any compensatory plan or arrangement between the Company and Dean H. Boedeker.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a)(b) Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth as of March 11, 1996, the number of shares of the Company's outstanding common stock beneficially owned by each of the Company's current directors and officers, sets forth the number of shares of the Company's common stock beneficially owned by all of the Company's current directors and officers as a group and sets forth the number of shares of the Company's common stock owned by each person who owned of record, or was known to own beneficially, more than 5% of the Company's outstanding shares of common stock:

                                          Amount and Nature
                                            of Beneficial             Percent
Name of Beneficial Owner                    Ownership (1)             of Class
- ------------------------                  ----------------            --------


Dean H. Boedeker..................            573,072(2)                 11.4%

Thomas A. Breen...................            434,375(3)                  8.6%

Donald W. Diones..................            531,572(4)                 10.5%

William J. White..................             72,250                     1.6%

All officers and directors
as a group (4 Persons)............           1,611,269(5)                 27.6%

Thomas J. Bonomo..................             582,929(6)                 11.6%
- ------------------

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

                                     PART IV


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements.

     Independent  Auditor's Report
     Balance  Sheets--As of June 30, 1995 and 1994
     Statements of Operations--Years ended June 30, 1995, 1994, and 1993 Statement of Changes in Stockholders' Equity--For the Period from July 1,
       1992 through June 30, 1995
     Statements of Cash Flows--Years ended June 30, 1995, 1994, and 1993 Notes to Financial Statements

     (a)(2) Financial Statement Schedules.

     None.

     (b) Current Reports on Form 8-K:

     No Current Reports on Form 8-K were filed during the fiscal quarter ended June 30, 1995.

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

                                      ORION FINANCIAL, LTD.
                                      a Colorado corporation



                                       By /s/ Dean H. Boedeker
                                          -----------------------
                                          Dean H. Boedeker
                                          President, Principal Executive Officer
                                          Chief Financial Officer, and
                                          Principal Accou ting Officer

                                       Dated April 9, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date                           Name and Title             Signature
- ----                          ----------------            ----------

April 9, 1996                 Thomas A. Breen             /s/ Thomas A. Breen
                              Director                   ----------------------


April 9, 1996                 Dean H. Boedeker           /s/ Dean H. Boedeker
                              Director                   ----------------------


April 9, 1996                 Donald W. Diones          /s/ Donald W. Diones
                              Director                  -----------------------


April 9, 1996                 William J. White          /s/ William J. White
                              Director                  -----------------------

                              Orion Financial, Ltd.

                               Report on Audit of
                              Financial Statements
                               For the Years Ended
                          June 30, 1995, 1994, and 1993

                              ORION FINANCIAL, LTD.



                          INDEX TO FINANCIAL STATEMENTS



                                                                          Page
                                                                          ----

Independent Auditor's Report................................................F-2

Balance Sheets - June 30, 1995 and 1994.....................................F-3

Statements of Operations - For the Years Ended June 30, 1995,
      1994, and 1993........................................................F-4

Statement of Changes in Stockholders' Equity - For the Period
      from July 1, 1992 through June 30, 1995...............................F-5

Statements of Cash Flows - For the Years Ended June 30, 1995,
      1994, and 1993.........................................................F-6

Notes to Financial Statements................................................F-7

                          INDEPENDENT AUDITOR'S REPORT





Board of Directors
Orion Financial, Ltd.
Denver, Colorado




We have audited the accompanying balance sheets of Orion Financial, Ltd. as of June 30, 1995 and 1994, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orion Financial, Ltd., as of June 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.




HEIN + ASSOCIATES LLP


Denver, Colorado
February 8, 1996




                              ORION FINANCIAL, LTD.

                                 BALANCE SHEETS



                                                                                     JUNE 30,
                                                                              1995           1994
                                                                           ---------      ---------
                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents .........................................   $    18,443    $    85,881
    Marketable securities .............................................       247,272           --
                                                                          -----------    -----------
        Total current assets ..........................................       265,715         85,881

FURNITURE AND EQUIPMENT, at cost:
    Furniture, fixtures, and equipment ................................          --           27,549
    Less accumulated depreciation .....................................          --          (25,549)
                                                                          -----------    -----------
                                                                                 --            2,000

OTHER ASSETS:
    Restricted cash ...................................................          --           50,000
    Advance to affiliate ..............................................          --           25,000
                                                                          -----------    -----------

TOTAL ASSETS ..........................................................   $   265,715    $   162,881
                                                                          ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES -
    Accounts payable and accrued expenses .............................   $    19,241    $     6,895

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
    Preferred stock, no par value; 200,000,000 shares authorized; no
        shares issued or outstanding ..................................          --             --
    Common stock, stated value of $.08 a share; 200,000,000 shares
        authorized; 4,641,522 shares issued and outstanding ...........       371,322        371,322
    Additional paid-in capital ........................................     4,639,182      4,639,182
    Accumulated deficit ...............................................    (4,764,030)    (4,854,518)
                                                                          -----------    -----------
            Total stockholders' equity ................................       246,474        155,986
                                                                          -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................   $   265,715    $   162,881
                                                                          ===========    ===========




              See accompanying notes to these financial statements.



                              ORION FINANCIAL, LTD.

                            STATEMENTS OF OPERATIONS



                                                  FOR THE YEARS ENDED JUNE 30,
                                           ----------------------------------------
                                                1995          1994          1993
                                           ------------  -----------    -----------

REVENUE ................................   $    --       $     --       $     --

COSTS AND EXPENSES:
    General and administrative .........        42,430        53,525         74,390
    Depreciation and amortization ......         2,000        10,000         15,550
                                           -----------   -----------    -----------
             Total expenses ............        44,430        63,525         89,940
                                           -----------   -----------    -----------

OTHER INCOME (EXPENSE):
    Interest income ....................         5,937         6,794            824
    Other income .......................       128,981          --           13,566
    Write-off of fixed assets ..........          --            --          (53,638)
                                           -----------   -----------    -----------
                                               134,918         6,794        (39,248)
                                           -----------   -----------    -----------

NET INCOME (LOSS) ......................   $    90,488   $   (56,731)   $  (129,188)
                                           ===========   ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE .....   $       .02   $      (.01)   $      (.03)
                                           ===========   ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING .......................     4,641,522     4,641,522      4,641,522
                                           ===========   ===========    ===========

















              See accompanying notes to these financial statements.


                              ORION FINANCIAL, LTD.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE PERIOD FROM JULY 1, 1992 THROUGH JUNE 30, 1995




                                                  Additional                      Total
                           COMMON STOCK            Paid-In     Accumulated     Stockholders'
                       Shares         Amount       Capital        Deficit         Equity
                     ---------    ----------    ------------  ------------     -------------

BALANCES,
 July 1, 1992 ....   4,641,522    $   371,322   $ 4,639,182   $(4,668,599)   $   341,905

     Net loss ....        --              --         --          (129,188)      (129,188)
                     ---------    -----------   -----------   -----------    -----------
BALANCES
 June 30, 1993 ...   4,641,522        371,322     4,639,182    (4,797,787)       212,717
     Net loss ....       --              --          --           (56,731)       (56,731)
                     ---------    -----------   -----------   -----------    -----------
BALANCES
 June 30, 1994 ...   4,641,522        371,322     4,639,182    (4,854,518)       155,986

     Net income ..       --              --          --            90,488         90,488
                     ---------    -----------   -----------   -----------    -----------
BALANCES
 June 30, 1995 ...   4,641,522   $    371,322   $ 4,639,182   $(4,764,030)   $   246,474
                     =========    ===========    ==========    ==========     ==========







              See accompanying notes to these financial statements.


                             ORION FINANCIAL, LTD.
                            STATEMENTS OF CASH FLOWS


                                                                                FOR THE YEARS ENDED JUNE 30,
                                                                            -----------------------------------
                                                                               1995         1994         1993
                                                                            ---------    ----------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .....................................................   $  90,488    $ (56,731)   $(129,188)
  Adjustments to reconcile net loss to net cash from operating activities:
           Depreciation and amortization ................................       2,000       10,000       15,550
           Write-off of fixed assets ....................................        --           --         53,638
           Gain from settlement of litigation ...........................    (128,981)        --           --
           Gain on sale of land .........................................        --           --        (13,566)
           Changes in operating assets and liabilities: .................        --
               (Increase) decrease in Restricted Cash ...................      50,000         --           --
               Increase (decrease) in Accounts
                   payable and accrued expenses..........................      12,346        6,895      (36,859)
                                                                             --------      -------     --------
           Net cash provided by (used in) operating activities ..........      25,853      (39,836)    (110,425)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities .....................................    (247,272)        --           --
  Advance to affiliate ..................................................     (54,571)        --         26,018
  Proceeds from settlement of litigation ................................     208,552         --        (25,000)
  Payments received from subsidiaries ...................................        --           --           --
  Proceeds from sale of land ............................................        --           --         39,832
                                                                              -------       -------    ---------
           Net cash provided by (used in) investing activities ..........     (93,291)        --         40,850
                                                                              -------       -------    ---------

NET DECREASE IN CASH AND EQUIVALENTS .....................................    (67,438)     (39,836)     (69,575)

CASH AND CASH EQUIVALENTS, beginning of year .............................     85,881      125,717      195,292
                                                                              -------      -------      -------

CASH AND CASH EQUIVALENTS, end of year ...................................  $  18,443    $  85,881    $ 125,717
                                                                            =========    =========    =========

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest ................................................    $   --      $   --       $   --
                                                                            =========    =========    =========
  Cash paid for taxes ...................................................    $   --      $   --       $   --
                                                                            =========    =========    =========










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

                     Net Income (Loss) Per Share - Net income (loss) per share has been computed based on the weighted average number of shares outstanding during the period. Stock options have been excluded from the computation because their effect would be anti-dilutive.

                     Income Taxes - The Company accounts for income taxes on the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                     Marketable Securities - Marketable securities consist of U.S. Treasury bills, which have been classified as trading securities. Trading securities are carried at market value (which approximates cost) at June 30, 1995.

                              ORION FINANCIAL, LTD.

                          NOTES TO FINANCIAL STATEMENTS



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


                  4. RESTRICTED CASH:

                     Restricted cash is comprised of collateral on a bond posted by the Company for FNRS. The bond was required by a state in which FNRS previously conducted business. FNRS has voluntarily withdrawn from doing business in this state and surrendered its license. The underlying bond was released in August 1994.


                  5. RELATED PARTY TRANSACTIONS:

                     On April 7, 1993, the Company entered into an agreement with FNRS Acquisition to advance it funds for a lawsuit it had brought against another party. The agreement limited such advances to a maximum of $50,000, of which $25,000 had been advanced at June 30, 1993. The Company was to be reimbursed for any advances made out of the proceeds of any settlement or judgment received, with proceeds in excess of advances allocated between the Company and FNRS Acquisition. The litigation was settled in January 1995, and the Company received approximately $208,000 from the settlement proceeds, resulting in a gain of approximately $129,000.

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

                              ORION FINANCIAL, LTD.

                          NOTES TO FINANCIAL STATEMENTS



                  7. STOCKHOLDERS' EQUITY:

                     The Company adopted an incentive stock option plan in 1984 reserving 312,500 shares of common stock for certain employees, officers, and directors. The exercise price was required to be at least the fair market value of the stock on the date of the grant, and the term of each option granted was not to be for more than ten years from the date of the grant. The plan expired in February 1994.

                     If options were granted to individuals owning more than ten percent (10%) of the outstanding common stock, the exercise price had to be at least one hundred ten percent (110%) of the fair market value of the stock on the date of the grant and the term for each option granted would not be for more than five years from the date of the grant.

                     On July 13, 1987, the Board of Directors of the Company granted a stock option under the 1984 stock option plan for 187,500 shares of the Company's common stock to a director and officer of the Company. The option was exercisable at $.72 per share with 62,500 options expiring in July 1992, 1993, and 1994. No options were exercised and they have all expired. In June 1991, the Board granted a stock option under the 1984 plan to an officer of the Company for 30,000 shares exercisable at $.47 per share through 2001. None of these options have been exercised.

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

                     In April 1993, the Board of Directors of the Company granted stock options covering 2,000,000 shares of the Company's common stock, 400,000 shares each to four directors of the Company at that time (including the president of the Company), and 400,000 shares to an individual from the Company's legal counsel. The options are exercisable at $.03 per share through April 1998. None have been exercised to date.

                     The Company has authorized, but unissued, preferred stock which may be issued in series with such preferences as determined by the Company's Board of Directors.

                              ORION FINANCIAL, LTD.

                          NOTES TO FINANCIAL STATEMENTS



                  8. INCOME TAXES:

                     There was no provision for income taxes for the year ended June 30, 1995 due to the use of net operating loss carryforwards.

                     The amounts which give rise to the net deferred tax asset (liability) as of June 30, 1995, are as follows:


                          Net operating loss carryforward.....      $ 450,000

                          Valuation allowance ................       (450,000)
                                                                      --------
                          Net deferred tax asset (liability)..       $    --
                                                                     =========


                    At June 30, 1995, the Company had net operating losses (NOL) carryforwards for income tax purposes of approximately $1,200,000 that will expire between 1997 and 2010. Upon the sale of the Company's subsidiaries in June 1993, a substantial portion of the NOL carryforwards were lost for use by the Company, as they had been incurred at the subsidiary level.


                  9.      SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES:

                    Following are the results of operations of FNRS Acquisition:

                    Statement of Operations


                                                                FOR THE
                                                              PERIOD ENDED
                                                                JUNE 25,
                                                                  1993
                                                              ------------
                                                               (Unaudited)

                     Revenue.................................  $3,713,000
                     Operating expenses......................   3,532,000
                                                               ----------
                     Net income..............................  $  181,000
                                                               ==========

                                  EXHIBIT INDEX

Exhibit        Description                                            Page No.
- -------        -----------                                            --------

3(A)           Articles  of  Incorporation  of  Orion  Financial,       N/A
               Ltd., as amended (incorporated by reference to Exhibit 3(A) to Orion Financial, Ltd.'s Annual
               Report on Form  10-K for the  fiscal  years  ended
               June 30, 1993 and 1992.

3(B)           Bylaws  of  Orion  Financial,   Ltd.,  as  amended       N/A
               (incorporated by reference to Exhibit 3(B) to Orion Financial, Ltd.'s Annual Report on Form 10-K for the fiscal years ended June 30, 1993 and 1992.

10(A)          Orion  Financial,  Ltd. 1991  Non-Qualified  Stock       N/A
               Option Plan  (incorporated by reference to Exhibit
               10(A) to Orion Financial,  Ltd.'s Annual Report on
               Form 10-K for the fiscal years ended June 30, 1993 and 1992.

10(B)          Form of Option  Agreement  dated  April  27,  1993       N/A
               (incorporated by reference to Exhibit 10(B) to Orion Financial, Ltd.'s Annual Report on Form 10-K for the fiscal years ended June 30, 1993 and 1992.

10(C)          Form  of  Amendment  to  Option   Agreement  dated       N/A
               September 27, 1993  (incorporated  by reference to
               Exhibit  10(C) to Orion  Financial,  Ltd.'s Annual
               Report on Form  10-K for the  fiscal  years  ended
               June 30, 1993 and 1992.

10(D)          Agreement  dated as of April 7, 1993,  between the       N/A
               Company and Thomas A. Breen (incorporated by reference to Exhibit 10(D) to Orion Financial,
               Ltd.'s Annual Report on Form 10-K for the fiscal years ended June 30, 1993 and 1992.

10(E)          Agreement  dated as of April 7, 1993,  between the       N/A
               Company  and Orion  Broadcast  of  Rockford,  Inc.
               (incorporated by reference to Exhibit 10(E) to Orion Financial, Ltd.'s Annual Report on Form 10-K for the fiscal years ended June 30, 1993 and 1992.

10(F)          Agreement  dated as of April 7, 1993,  between the       N/A
               Company   and   FNRS    Acquisition    Corporation
               (incorporated by reference to Exhibit 10(F) to Orion Financial, Ltd.'s Annual Report on Form 10-K for the fiscal years ended June 30, 1993 and 1992.