Form 10-K/A
period 1995-06-30
ORION FINANCIAL LTD
filed 1996-06-13
CIK 711210

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

Exhibit 27     Financial Data Schedule.

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

                                       Dated June 12, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date                           Name and Title             Signature
- ----                          ----------------            ----------

June 12, 1996                 Thomas A. Breen             /s/ Thomas A. Breen
                              Director                   ----------------------


June 12, 1996                 Dean H. Boedeker           /s/ Dean H. Boedeker
                              Director                   ----------------------


June 12, 1996                 Donald W. Diones          /s/ Donald W. Diones
                              Director                  -----------------------


June 12, 1996                 William J. White          /s/ William J. White
                              Director                  -----------------------

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