Form 10-K405
period 1996-06-30
ORION FINANCIAL LTD
filed 1997-02-04
CIK 711210

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to                 .
                               ----------------    ----------------
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

         [X]

         As of December 31, 1996, the aggregate market value of the Registrant's voting stock held by nonaffiliates was $70,811.76.

         As of December 31, 1996, Registrant had 4,641,522 shares of its no par value common stock issued and outstanding.

                                     PART I

ITEM 1.   BUSINESS

     (a) General Development of Business. Orion Financial, Ltd. (the "Company," formerly known as Orion Broadcast Group, Inc.), is a Colorado corporation formed on October 7, 1981. In May 1987, the Company, through its subsidiary, Orion Financial Services Corporation, completed the acquisition and reorganization of FNRS Acquisition Corporation, formerly known as FN Acquisition and an indirect subsidiary of the Company. In fiscal 1988, FNRS Acquisition Corporation acquired FN Realty Services ("FN Realty") and formed FNRS Financial Corporation, both wholly-owned subsidiaries of FNRS Acquisition Corporation.

     The principal  activities of these  corporations  included  providing  loan
servicing   and   collection,   accounting,   data   processing   and  portfolio
administration services to the real estate and finance industries.

     On July 13, 1992, FNRS Financial Corporation, FN Realty, FNRS Acquisition Corporation, Orion Services Company, Orion Financial Services Corporation and Orion Broadcast of Rockford, Inc., all of which were direct or indirect subsidiaries of the Company, filed voluntary petitions in the United States Bankruptcy Court for the District of Colorado to reorganize under Chapter 11 of the Federal Bankruptcy laws.

     Effective June 25, 1993, the Company sold to Thomas A. Breen, who is currently a director and was formerly the President of the Company, all of the outstanding common stock of Orion Broadcast of Rockford, Inc. and all of the outstanding common stock of Orion Services Company for $10.00. As a result, the Company no longer has any operations. The Company is seeking to enter into a business combination that would provide the Company with operations. Although the Company is currently investigating business combinations, the Company has not agreed upon any specific business combination.

     (b) Financial Information About Industry Segments. The Company has no industry segments.

     (c) Narrative Description of Business. The Company has no operations to describe.

     (i) Products and Services. The Company has no operations and, therefore, has no products or services.

     (ii) Status of Product. There has been no public announcement of, nor has the Company otherwise made public information about, any new products or industry segments of the Company requiring the investment by the Company of a material amount of its total assets, or which is otherwise material to the Company's operations.

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

     (x) Competition. The Company has no operations and, therefore, it has no competitors.

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

     (d) Financial Information About Foreign and Domestic Operations and Export Sales. The Company has no foreign or domestic operations and no export sales.

ITEM 2.   PROPERTIES

     The Company has no properties.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is a party to no legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the Company's fiscal quarter ended June 30, 1996.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     (a) Market Information. The Company's common stock is traded in the over-the-counter market. The following table shows the closing high and low bid quotations for the common stock, for the periods indicated, as reported by the National Quotation Bureau, Inc. These quotations represent inter-dealer prices without adjustment for retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                                               Common Stock
                                                            ------------------
Fiscal Quarter Ended                                        High           Low
--------------------                                        ----           ---
September 1994...........................................   .005          .005
December 1994............................................   .005          .005
March 1995...............................................   .005          .005
June 1995................................................   .005          .005
September 1995...........................................   .005          .005
December 1995............................................   .005          .005
March 1996...............................................   .005          .005
June 1996................................................   .005          .005

     (b) Holders. As of December 31, 1996, the Company had approximately 999 holders of record of its no par value common stock.

     (c) Dividends. The Company has not declared cash dividends on its common stock since its inception and the Company does not anticipate paying any dividends in the foreseeable future.

     (d) Sales of Unregistered Securities. No unregistered equity securities were sold by the Company between July 1, 1995 and June 30, 1996.

ITEM 6.   SELECTED FINANCIAL DATA

     The following is selected consolidated financial information concerning the Company. This information should be read in conjunction with the consolidated financial statements appearing elsewhere in this Annual Report.

                                                      For the Years Ending June 30,
                                           ------------------------------------------------
                                           1996        1995      1994      1993        1992
                                           ----        ----      ----      ----        ----
                                               (In thousands except per share information)
Revenue ..............................   $  --      $  --     $     7    $    14    $    25
Net income (loss) ....................       (25)        90       (57)      (129)    (1,668)
Net income (loss) per Com-
mon Share ............................      (.01)      0.02     (0.01)     (0.03)     (0.36)
Weighted Average number
of Shares Outstanding ................     4,642      4,642     4,642      4,642      4,642

                                                      For the Years Ending June 30,
                                           ------------------------------------------------
                                           1996        1995      1994      1993        1992
                                           ----        ----      ----      ----        ----
                                               (In thousands except per share information)
Working Capital ......................       222        246        79        126        158
Total Assets .........................       222        266       136        213        379
Total Long-Term Liabilities ..........        --         --        --         --         --
Total Stockholders' Equity ...........       222        246       156        213        342


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company has working capital of approximately $221,900 which should be sufficient for the Company to fund its obligations for the next 18 to 24 months provided the Company does not enter into a business combination that provides the Company with business operations. The Company's minimal cash position limits the Company in its future direction because it does not have the ability to raise additional funds through borrowings or equity offerings given its lack of business operations. The long term survivability of the Company depends on whether or not the Company is able to enter into a business combination that would provide the Company with successful business operations.

     The Company has no material commitments for capital expenditures.

Results of Operations

     The Company had no significant operations during the Company's fiscal years ended June 30, 1996, 1995 and 1994 other than occasional supervision of the bankruptcy proceedings of its subsidiaries. In January 1995, the Company received $208,000 from the settlement proceeds of a lawsuit in which FNRS Acquisition Corporation, a former subsidiary of the Company, was the plaintiff. The settlement proceeds were the only source of cash for the Company during the fiscal year ended June 30, 1995 and resulted in the Company realizing net income of $90,488 for the fiscal year ended June 30, 1995. The Company reported a loss of approximately $25,000 for the fiscal year ended June 30, 1996 and a loss of approximately $57,000 for the fiscal year ended June 30, 1994. Revenue in each fiscal year consisted of interest income on the remaining cash on hand.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in accountants or disagreements of the type required to be reported under this item between the Company and its independent accountants during the fiscal years ended June 30, 1996 and 1995.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors

         The present term of office of each director will expire at the next annual meeting of shareholders. The name, position with the Company, age of each director and the period during which each director has served are as follows:


Name and Position in the Company                      Age         Director Since
--------------------------------                      ---         --------------

Dean H. Boedeker...................................    62              1981
President, Chief Executive Officer and Director

Thomas A. Breen....................................    40              1987
Director

Donald W. Diones...................................    64              1981
Secretary and Director

William J. White...................................    58              1995
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

     (b) Identification of Executive Officers.

     Each executive officer will hold office until his successor duly is elected and qualified, until his resignation or until he shall be removed in the manner provided by the Company's Bylaws. The Company's executive officers, their ages, positions with the Company and periods during which they served are as follows:

Name of Executive Officer and Position in Company          Age     Officer Since
-------------------------------------------------          ---     -------------

Dean H. Boedeker........................................    62
Chairman of the Board                                                  1991
President and Chief Executive Officer                                  1993

Donald W. Diones........................................    64
Secretary                                                              1993

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

     (e) Business Experience.

     Background. The following is a brief account of the business experience during the past five years of each director and executive officer of the
Company:

Name of Director
or Officer               Principal Occupation During the Last Five Years
----------------         -----------------------------------------------

Thomas A. Breen          Senior Vice President of WestStar Loan Servicing, Inc.,
                         which services loans, since January 1, 1995; President of Orion Broadcast of Rockford, Inc., a holding company which through its subsidiaries provides loan servicing, since June 1991; President of the Company fromJune 1991 to September 1993; Chief Financial Officer of the
                         Company from January 1984 to September 1993; Secretary of the Company from May 1985 through June 1991; and director of the Company since July 1987.

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

Donald W. Diones         Director  of  the  Company  since  1981;  Senior   Vice
                         President of Bigelow & Company,  an investment  banking
                         firm,   since  May  1995;   Senior  Vice  President  of
                         Dougherty Dawkins Strand & Bigelow, Incorporated, an investment banking firm, from October 1992 to May 1995;
                         Senior Vice President of R A F Financial Corporation, an investment banking firm, from March 1992 to October
                         1992; Presi- dent and a director of Diones, Broom, Battreall & Boedeker, Inc., an investment banking firm, from June 1982 to March 1992.

William J. White         Director of the Company since 1995; Chairman of Bigelow
                         & Company,  an investment banking firm, since May 1995;
                         President   and   owner  of  First   Denver   Financial
                         Corporation,  a private  investment  firm,  since April
                         1992;  President  of  the  Affiliated  Capital  Markets
                         division  of  Affiliated   National  Bank  Denver  (now
                         BankOne),  a  national  bank,  from  June 1990 to April
                         1992.

     Directorships.

     No director of the Company is a director of an entity that has its securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
                                        7

     (f) Involvement in Certain Legal Proceedings.

     No event required to be reported hereunder has occurred during the past five years.

     (g) Promoters and Control Persons.

     No event required to be reported hereunder has occurred during the past five years.

     (h) Compliance With Section 16(a) of the Securities Exchange Act of 1934.

     To the Company's knowledge, during the Company's fiscal year ended June 30, 1996, no director, officer or greater than 10% shareholder of the Company failed to timely file a Form 3, Form 4 or Form 5.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table provides certain information pertaining to the compensation paid by the Company and its subsidiaries for services rendered to Dean H. Boedeker, the President of the Company during the Company's fiscal year ended June 30, 1996. No executive officer of the Company was paid over $100,000 in compensation from the Company and its subsidiaries during the Company's fiscal year ended June 30, 1996.

                                       SUMMARY COMPENSATION TABLE

                                                                           Long Term
                                                                         Compensation
                                             Annual Compensation            Awards
                                      ---------------------------------- ------------
                                                              Other
                           Year                               Annual      Securities   All Other
Name and                   Ended                              Compen-     Underlying   Compensa-
Principal Position        June 30,    Salary($)    Bonus($)   sation($)   Options(#)    tion($)
------------------        --------    --------     -------    --------    ----------   ----------
Dean H. Boedeker .........  1996      12,000(1)      --          --           --          --
 President and ...........  1995      14,000(1)      --          --           --          --
 Chief Executive .........  1994      10,000(1)      --          --        400,000        --
 Officer
--------------------

(1) Mr. Boedeker is entitled to $1,000 per month for serving as the President and Chief Executive Officer of the Company.

                        OPTION GRANTS IN LAST FISCAL YEAR

     No options were granted by the Company to Dean H. Boedeker during the Company's fiscal year ended June 30, 1996.

                          FISCAL YEAR END OPTION VALUES

     The following table sets forth information with respect to the unexercised options held by Dean H. Boedeker as of June 30, 1996.

                               Number of Securities
                              Underlying Unexercised           Value of In the-Money
                                     Options at                     Options at
                                  June 30, 1996(#)              June 30, 1996($)(1)
                             --------------------------      --------------------------
Name                         Exercisable/ Unexercisable      Exercisable/ Unexercisable

Dean H. Boedeker............    400,000      - 0 -              - 0 -        - 0 -
------------------------

     (1) The value of unexercised in-the-money options is the market price of the underlying shares of common stock at June 30, 1996, less the exercise price of the options.

     Mr. Boedeker did not exercise any options during the Company's fiscal year ended June 30, 1996.

     Compensation of Directors--Standard Arrangement.

     Directors of the Company who are not employees or officers receive $500.00 plus expense reimbursement for each Board of Directors meeting which they attend. The Chairman of the Board and President receives $1,000 per month, as a stipend for the services he performs.

     Compensation of Directors--Other Arrangements.

     In September 1996, the Board of Directors of the Company extended the expiration dates of options relating to 2,000,000 shares of the Company's common stock that are exercisable at $.03 per share from April 27, 1998, to September 16, 2001. Included in the persons for whom the options were extended were Dean
H. Boedeker, Thomas A. Breen, Donald W. Diones, all directors of the Company, and Thomas J. Bonomo, a former director of the Company who currently beneficially owns more than 5% of the Company's outstanding shares of common stock.

     In September 1996, the Board of Directors of the Company also granted an option to purchase 400,000 shares of the Company's common stock to William J. White, a director of the Company. Mr. White's option is exercisable at $.03 per share until September 16, 2001.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     (a)(b) Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth as of December 31, 1996, the number of shares of the Company's outstanding common stock beneficially owned by each of the Company's current directors and officers, sets forth the number of shares of the Company's common stock beneficially owned by all of the Company's current directors and officers as a group and sets forth the number of shares of the Company's common stock owned by each person who owned of record, or was known to own beneficially, more than 5% of the Company's outstanding shares of common stock:

                                                    Amount and Nature
                                                      of Beneficial               Percent
Name of Beneficial Owner                               Ownership (1)              of Class
------------------------                               ------------               --------

Dean H. Boedeker...........................             573,072(2)                 11.4%

Thomas A. Breen............................             434,375(3)                  8.6%

Donald W. Diones...........................             531,572(4)                 10.5%

William J. White...........................             472,250(5)                  9.4%

All officers and directors
as a group (4 Persons).....................            2,011,269(6)                32.2%

Thomas J. Bonomo...........................             582,929(7)                 11.6%

Edward O. Byrne............................             400,938(8)                  8.0%
------------------

     (1) Each person has the sole voting and investment power over the shares indicated.

     (2) Includes 400,000 shares underlying a stock option. Dean H. Boedeker's address is 80 North Hoyt Street, Denver, Colorado 80226.

     (3) Includes 400,000 shares underlying a stock option. Thomas A. Breen's address is 225 South Lake Avenue, 11th Floor, Pasadena, California 91101.

     (4) Includes 400,000 shares underlying a stock option. Donald W. Diones' address is 1401 Seventeenth Street, Suite 1300, Denver, Colorado 80202.

     (5) Includes 400,000 shares underlying a stock option. William J. White's address is 1401 Seventeenth Street, Suite 1300, Denver, Colorado 80202.

     (6) Includes shares underlying the stock options held by Messrs. Boedeker, Breen, Diones and White.

     (7) Includes 400,000 shares underlying a stock option. Thomas J. Bonomo's address is 388 Market Street, No. 900, San Francisco, California 94111.

     (8) Includes 400,00 shares underlying a stock option. Edward O. Byrne's address is 303 East Seventeenth Avenue, Suite 700, Denver, Colorado 80203.

     (c) Changes in Control.

     There are presently no arrangements of any kind which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)(b) Transactions With Management and Others and Certain Business Relationships.

     In September 1996, the Board of Directors of the Company extended the expiration dates of options relating to 2,000,000 shares of the Company's common stock that are exercisable at $.03 per share from April 27, 1998, to September 16, 2001. Included in the persons for whom the options were extended were Dean
H. Boedeker, Thomas A. Breen, Donald W. Diones, all directors of the Company, and Thomas J. Bonomo, a former director of the Company who currently beneficially owns more than 5% of the Company's outstanding shares of common stock.

     In September 1996, the Board of Directors of the Company also granted an option to purchase 400,000 shares of the Company's common stock to William J. White, a director of the Company. Mr. White's option is exercisable at $.03 per share until September 16, 2001.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

     (a)(1) Financial Statements.

         Independent Auditor's Report
         Balance Sheets--As of June 30, 1996 and 1995
         Statements of Operations--Years ended June 30, 1996, 1995, and 1994 Statement of Changes in Stockholders' Equity--For the Period from July
             1, 1993 through June 30, 1996
         Statements of Cash Flows--Years ended June 30, 1996, 1995, and 1994 Notes to Financial Statements

     (a)(2) Financial Statement Schedules.

     None.

     (b) Current Reports on Form 8-K:

     No Current Reports on Form 8-K were filed during the fiscal quarter ended June 30, 1996.

     (c) Exhibits.

Exhibit 3(A) Articles of Incorporation of Orion Financial, Ltd., as amended (incorporated by reference to Exhibit 3(A) to Orion Financial, Ltd.'s Annual Report on Form 10-K for the fiscal years ended June 30, 1993 and 1992).

Exhibit 3(B) Bylaws of Orion Financial, Ltd., as amended (incorporated by reference to Exhibit 3(B) to Orion Financial, Ltd.'s Annual Report on Form 10-K for the fiscal years ended June 30, 1993 and 1992).

Exhibit 10(A) Orion Financial, Ltd. 1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10(A) to Orion Financial, Ltd.'s Annual Report on Form 10-K for the fiscal years ended June 30, 1993 and 1992).

Exhibit 10(B) Form of Option Agreement dated April 27, 1993 (incorporated by reference to Exhibit 10(B) to Orion Financial, Ltd.'s Annual Report on Form 10-K for the fiscal years ended June 30, 1993 and 1992).

Exhibit 10(C) Form of Amendment to Option Agreement dated September 27, 1993 (incorporated by reference to Exhibit 10(C) to Orion Financial, Ltd.'s Annual Report on Form 10-K for the fiscal years ended June 30, 1993 and 1992).

Exhibit 10(D)            Form of Amendment No. 2 to Option Agreement.

Exhibit 10(E) Form of Option Agreement effective September 16, 1996 between Orion Financial, Ltd. and William J. White.

Exhibit 27               Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ORION FINANCIAL, LTD.,
                                    a Colorado corporation



                                    By: /s/ Dean H. Boedeker
                                        ---------------------------------------
                                        Dean H. Boedeker
                                        President, Principal Executive Officer,
                                        Chief Financial Officer, and
                                        Principal Accounting Officer

                                        Dated:  February 4, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date                       Name and Title               Signature
----                       --------------               ---------


                           Thomas A. Breen
                           Director               ---------------------------



February 4, 1997           Dean H. Boedeker       /s/ Dean H. Boedeker
                           Director               ---------------------------



February 4, 1997           Donald W. Diones       /s/ Donald W. Diones
                           Director               ---------------------------



February 4, 1997           William J. White       /s/ William J. White
                           Director               ---------------------------

                                  EXHIBIT INDEX

Exhibit          Description                                            Page No.
-------          -----------                                            -------
3(A)             Articles of Incorporation of Orion Financial,  Ltd., as   N/A
                 amended (incorporated by reference to Exhibit 3(A) to Orion Financial, Ltd.'s Annual Report on Form 10-K for the fiscal years ended June 30, 1993 and 1992).

3(B)             Bylaws   of   Orion   Financial,   Ltd.,   as   amended   N/A
                 (incorporated by reference to Exhibit 3(B) to Orion Financial, Ltd.'s Annual Report on Form 10-K for the fiscal years ended June 30, 1993 and 1992).

10(A)            Orion Financial,  Ltd. 1991 Non-Qualified  Stock Option   N/A
                 Plan (incorporated by reference to Exhibit 10(A) to Orion Financial, Ltd.'s Annual Report on Form 10-K for the fiscal years ended June 30, 1993 and 1992).

10(B)            Form  of  Option   Agreement   dated   April  27,  1993   N/A
                 (incorporated by reference to Exhibit 10(B) to Orion Financial, Ltd.'s Annual Report on Form 10-K for the fiscal years ended June 30, 1993 and 1992).

10(C)            Form of Amendment to Option  Agreement  dated September   N/A
                 27, 1993 (incorporated by reference to Exhibit 10(C) to
                 Orion Financial, Ltd.'s Annual Report on Form 10-K for the fiscal years ended June 30, 1993 and 1992).

10(D)            Form of Amendment No. 2 to Option Agreement.

10(E) Form of Option Agreement effective September 16, 1996 between Orion Financial, Ltd. and William J. White.

27               Financial Data Schedule.

                              ORION FINANCIAL, LTD.



                          INDEX TO FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----

Independent Auditor's Report.................................................F-2

Balance Sheets - June 30, 1996 and 1995......................................F-3

Statements of Operations - For the Years Ended June 30, 1996, 1995,
     and 1994................................................................F-4

Statement of Changes in Stockholders' Equity - For the Period from
     July 1, 1993 through June 30, 1996......................................F-5

Statements of Cash Flows - For the Years Ended June 30, 1996, 1995,
     and 1994................................................................F-6

Notes to Financial Statements................................................F-7

                          INDEPENDENT AUDITOR'S REPORT





Board of Directors
Orion Financial, Ltd.
Denver, Colorado




We have audited the accompanying balance sheets of Orion Financial, Ltd. as of June 30, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orion Financial, Ltd., as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.



/s/ HEIN + ASSOCIATES LLP
HEIN + ASSOCIATES LLP


Denver, Colorado
December 12, 1996


                              ORION FINANCIAL, LTD.

                                 BALANCE SHEETS



                                                                                             JUNE 30,
                                                                                     -------------------------
                                                                                        1996           1995
                                                                                        ----           ----
                                                         ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ...................................................   $    27,188    $    18,443
    Marketable securities .......................................................       194,888        247,272
                                                                                    -----------    -----------

TOTAL CURRENT ASSETS ............................................................   $   222,076    $   265,715
                                                                                    ===========    ===========



                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES -
    Accounts payable and accrued expenses .......................................   $       176    $    19,241

CONTINGENCY (Note 4)

STOCKHOLDERS' EQUITY:
    Preferred stock, no par value; 200,000,000 shares authorized; no
        shares issued or outstanding ............................................                         --
    Common stock, stated value of $.08 a share; 200,000,000 shares
        authorized; 4,641,522 shares issued and outstanding .....................       371,322        371,322
    Additional paid-in capital ..................................................     4,639,182      4,639,182
    Accumulated deficit .........................................................    (4,788,604)    (4,764,030)
                                                                                    -----------    -----------
            Total stockholders' equity ..........................................       221,900        246,474
                                                                                    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................................   $   222,076    $   265,715
                                                                                    ===========    ===========










              See accompanying notes to these financial statements.



                              ORION FINANCIAL, LTD.

                            STATEMENTS OF OPERATIONS


                                                    FOR THE YEARS ENDED JUNE 30,
                                            ---------------------------------------
                                                 1996           1995         1994
                                                 ----           ----         ----

REVENUE ................................   $      --      $      --     $      --

COSTS AND EXPENSES:
    General and administrative .........        37,774         42,430        53,525
    Depreciation and amortization ......          --            2,000        10,000
                                           -----------    -----------   -----------
             Total expenses ............        37,774         44,430        63,525
                                           -----------    -----------   -----------

OTHER INCOME (EXPENSE):
    Interest income ....................        13,200          5,937         6,794
    Other income .......................          --          128,981          --
                                           -----------    -----------   -----------
                                                13,200        134,918         6,794
                                           -----------    -----------   -----------

NET INCOME (LOSS) ......................   $   (24,574)   $    90,488   $   (56,731)
                                           ===========    ===========   ===========

NET INCOME (LOSS) PER COMMON SHARE .....   $      (.01)   $       .02   $      (.01)
                                           ===========    ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                              4,641,522      4,641,522     4,641,522
                                           ===========    ===========   ===========






              See accompanying notes to these financial statements.

                              ORION FINANCIAL, LTD.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE PERIOD FROM JULY 1, 1993 THROUGH JUNE 30, 1996


                                                     COMMON STOCK                  Additional                          Total
                                            -----------------------------          Paid-In           Accumulated       Stockholders'
                                               Shares            Amount            Capital           Deficit           Equity
                                               ------            ------            ----------        -----------       -------------

BALANCES, July 1, 1993 ............          4,641,522        $   371,322        $ 4,639,182        $(4,797,787)        $   212,717
                                            ----------        -----------        -----------        -----------         -----------
  Net loss ........................               --                 --                 --              (56,731)            (56,731)
                                            ----------        -----------        -----------        -----------         -----------
BALANCES, June 30, 1994 ...........          4,641,522            371,322          4,639,182         (4,854,518)            155,986
                                            ----------        -----------        -----------        -----------         -----------
  Net income ......................               --                 --                 --               90,488              90,488
                                            ----------        -----------        -----------        -----------         -----------
BALANCES, June 30, 1995 ...........          4,641,522            371,322          4,639,182         (4,764,030)            246,474
                                            ----------        -----------        -----------        -----------         -----------
  Net loss ........................               --                 --                 --              (24,574)            (24,574)
                                            ----------        -----------        -----------        -----------         -----------
BALANCES, June 30, 1996 ...........          4,641,522        $   371,322        $ 4,639,182        $(4,788,604)        $   221,900
                                           ===========        ===========        ===========        ===========         ===========




              See accompanying notes to these financial statements.


                              ORION FINANCIAL, LTD.

                            STATEMENTS OF CASH FLOWS



                                                                                                    FOR THE YEARS ENDED JUNE 30,
                                                                                                ----------------------------------
                                                                                                   1996          1995        1994
                  CASH FLOWS FROM OPERATING ACTIVITIES:
                      Net income (loss) .....................................................   $ (24,574)   $  90,488    $ (56,731)
                      Adjustments to reconcile to net cash from operating
                           activities:
                               Depreciation and amortization ................................        --          2,000       10,000
                               Gain from settlement of litigation ...........................        --       (128,981)        --
                               Changes in operating assets and liabilities:
                                   (Increase) decrease in --
                                        Restricted cash .....................................        --         50,000         --
                                   Increase (decrease) in --
                                        Accounts payable and accrued expenses ...............     (19,065)      12,346        6,895
                                                                                                ---------    ---------    ---------
                               Net cash provided by (used in) operating activities ..........     (43,639)      25,853      (39,836)

                  CASH FLOWS FROM INVESTING ACTIVITIES:
                      Purchase of marketable securities .....................................    (394,661)    (247,272)        --
                      Proceeds from sale of marketable securities ...........................     447,045         --           --
                      Advance to affiliate ..................................................        --        (54,571)        --
                      Proceeds from settlement of litigation ................................        --        208,552         --
                                                                                                ---------    ---------    ---------
                               Net cash provided by (used in) investing activities ..........      52,384      (93,291)        --
                                                                                                ---------    ---------    ---------

                  NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS ...........................       8,745      (67,438)     (39,836)

                  CASH AND CASH EQUIVALENTS, beginning of year ..............................      18,443       85,881      125,717
                                                                                                ---------    ---------    ---------

                  CASH AND CASH EQUIVALENTS, end of year ....................................   $  27,188    $  18,443    $  85,881
                                                                                                =========    =========    =========

                  SUPPLEMENTAL DISCLOSURES:
                      Cash paid for interest ................................................   $   --       $   --       $    --
                                                                                                =========    =========    =========
                      Cash paid for taxes ...................................................   $   --       $   --       $    --
                                                                                                =========    =========    =========



              See accompanying notes to these financial statements.

                              ORION FINANCIAL, LTD.

                          NOTES TO FINANCIAL STATEMENTS



1.   ORGANIZATION AND NATURE OF OPERATIONS:

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

     July 13, 1992, all of the Company's active subsidiaries declared bankruptcy under Chapter 11 of the bankruptcy code. Effective June 25, 1993, the Company sold its entire interest in VRC and Orion Rockford to the former president of the Company. At present, the Company has no operations.


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

     Marketable Securities - Marketable securities consist of U.S. Treasury bills, which have been classified as trading securities. Trading securities are carried at market value (which approximates cost) at June 30, 1996.

     Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

                              ORION FINANCIAL, LTD.

                          NOTES TO FINANCIAL STATEMENTS


     Recently Issued Accounting Standards - In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company currently does not intend to adopt the fair value accounting prescribed by FAS 123 for its employees, and will be subject only to the disclosure requirements prescribed by FAS 123. However, the Company intends to continue its analysis of FAS 123 and may elect to adopt its provisions in the future.


3.   RELATED PARTY TRANSACTIONS:

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


4.    CONTINGENCY:

     The Company was named as a co-defendant in a lawsuit brought against FNRS by a former vendor, which alleged breach of contract. Damages were not specified. The claim was dismissed pending settlement of FNRS's bankruptcy, but if the claim is not disposed of in the bankruptcy settlement, it could be refiled. The Company believes it has valid defenses against this claim.


5.    STOCKHOLDERS' EQUITY:

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

                              ORION FINANCIAL, LTD.

                          NOTES TO FINANCIAL STATEMENTS


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

     In April 1993, the Board of Directors of the Company granted stock options covering 2,000,000 shares of the Company's common stock, 400,000 shares each to four directors of the Company at that time (including the president of the Company), and 400,000 shares to an individual from the Company's legal counsel. The options are exercisable at $.03 per share. In September 1996, the Board of Directors extended the expiration date of these options to September 2001. None have been exercised to date.

     In September 1996, the Board of Directors granted stock options covering 400,000 shares to a director, exercisable at $.03 per share through September 2001.

     The Company has authorized, but unissued, preferred stock which may be issued in series with such preferences as determined by the Company's Board of Directors.


6.   INCOME TAXES:

     There was no provision for income taxes for the year ended June 30, 1995 due to the use of net operating loss carryforwards.

     The amounts which give rise to the net deferred tax asset (liability) as of June 30, 1996, are as follows:


                Net operating loss carryforward .........   $ 408,000
                Valuation allowance .....................    (408,000)
                                                            ---------
                    Net deferred tax asset ..............   $    --
                                                            =========

     At June 30, 1996, the Company had net operating losses (NOL) carryforwards for income tax purposes of approximately $1,200,000 that will expire between 1997 and 2011. Upon the sale of the Company's subsidiaries in June 1993, a substantial portion of the NOL carryforwards were lost for use by the Company, as they had been incurred at the subsidiary level.