Form 10-Q
period 1994-09-30
ORION FINANCIAL LTD
filed 1997-04-18
CIK 711210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the quarterly period ended September 30, 1994

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                       to
                                     ----------------    ------------------

 Commission file number  0-11043


                              ORION FINANCIAL, LTD.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Colorado                                       84-0858679
 ------------------------------                 ------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


80 N. Hoyt Street, Lakewood, Colorado                              80226
---------------------------------------                           --------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:   (303) 238-0937


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

As of October 15, 1996, Registrant had 4,641,522 shares of its no par value common stock issued and outstanding.


                                                                   9 Total Pages

                              ORION FINANCIAL, LTD.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1994


                                      INDEX


SECTION                                                                     PAGE

PART I - FINANCIAL INFORMATION*

Balance Sheets September 30, 1994 & June 30, 1994 ...........................  3

Statement of Operations - For the three months ended September 30,
         1994 & 1993 ........................................................  4

Statements of Cash Flow - For the three months ended September 30, 1994 and 1993 ..........................................................  5

Notes to the Financial Statements ...........................................  6

Management's Discussion and Analysis ........................................  7

PART II - OTHER INFORMATION

Signatures ..................................................................  8


*The accompanying financial statements are not covered by an Independent Certified Accountant's Report.


                              Orion Financial, Ltd.
                                 Balance Sheets

                                     Assets

                                                                    Year Ended
                                                    September 30,     June 30,
                                                        1994            1994
                                                    ------------    -----------
Current Assets
Cash .............................................      97,835          85,882
Short term investments ...........................           0               0
                                                     ---------       ---------
         Total Current Assets ....................      97,835          85,882

Fixed Assets
Furniture & Equipment ............................      27,550          27,550
Accumulated Depreciation .........................     -25,550         -25,550
                                                     ---------       ---------
         Net Fixed Assets ........................       2,000           2,000

Other Assets
Restricted Cash ..................................           0          50,000
Advance to Affiliate .............................      54,705          25,000
                                                     ---------       ---------
Total Assets .....................................     154,540         162,882
                                                     =========       =========

                              Liabilities & Equity

Current Liabilities
Accounts Payable .................................           0               0
Accrued Expenses .................................           0               0
                                                     ---------       ---------
         Total Current Liabilities ...............           0               0

Equity ...........................................     371,322         371,322
Additional Paid-In Capital .......................   4,639,182       4,639,182
Accumulated Deficit ..............................  -4,855,964      -4,847,622
                                                     ---------       ---------
                                                       154,540         162,882
                                                     ---------       ---------
Total Liabilities & Equity .......................     154,540         162,882
                                                     =========       =========


                              Orion Financial, Ltd.
                             Statement of Operation
                           For the Three Months Ended


                                                 9/30/94       9/30/93
                                               -----------    ----------


Interest income ..............................     4,470         5,032

Accounting & Legal Expenses ..................    (8,419)            0
Compensation Expense .........................    (4,000)            0
Miscellaneous Expenses .......................      (392)         (500)
Depreciation .................................         0       (10,000)
                                               ---------     ---------
Net income (Loss) ............................    (8,341)       (5,468)
                                               =========     =========
Net income (Loss) per Share .................. $    0.00     $    0.00
                                               =========     =========

Weighted Average Shares Outstanding........... 4,641,522     4,641,522
                                               =========     =========

                              Orion Financial, Ltd.
                             Statement of Cash Flows

                                                                                 Three Months Ended
                                                                                   September 30,
                                                                                --------------------
                                                                                1994            1995
                                                                                ----            ----

Cash Flow from operating activities:

         Net income (loss) .............................................      (8,341)          (5,468)
         Adjustments to reconcile net loss to net
           cash provided (used) by operating activities:
Depreciation ...........................................................           0           10,000

Changes in assets and liabilities:
Restricted Cash ........................................................      50,000                0
Investment in Partnership ..............................................     (29,705)               0

Accounts Payable .......................................................           0
Accrued Liabilities ....................................................           0
                                                                             -------          -------
         Net cash provided (used) by operating activities ..............      11,954            4,532

Increase (decrease) in cash and cash equivalents .......................      11,954            4,532

Cash and cash equivalents, beginning of period .........................       85,882         125,717
                                                                              -------         -------
Cash and cash equivalents, end of period ...............................       97,835         130,249
                                                                              -------         -------

                              ORION FINANCIAL, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   GENERAL:

Orion Financial, Ltd. (the "Company"), has elected to substantially omit footnotes to the Financial Statements for the three months ended September 30, 1994, since there have been no material changes to the information previously reported by the Company in its annual report filed Form 10-K, for the year ended June 30, 1994.

2.   UNAUDITED  INFORMATION:

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to property reflect the results for the interim periods presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

                              ORION FINANCIAL, LTD.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL  RESOURCES

Orion Financial, Ltd (the "Company") had working capital at September 30, 1994, of approximately $98,000, which should be sufficient for the Company to fund its obligations for the next 18 to 24 months provided the Company does not enter into a business combination that provides the Company with business operations. The Company's minimal cash position limits the Company in its future direction because it does not have the ability to raise additional funds through borrowings or equity offerings given its lack of business operations. The long term survivability of the Company depends on whether or not the Company is able to enter into a business combination that would provide the Company with successful business operations.

The Company has no material commitments for capital expenditures.

RESULTS OF OPERATIONS

The Company had no significant operations during the fiscal year. Revenue consists solely of interest income on the remaining cash on hand. Expenses are generally related to the payment of professional fees in the preparation of the annual reports on Form 10-K and minimal compensation to the Company's President.

The Company is continually reviewing business combination proposals in an ongoing effort to combine the Company an organization which has successful operations.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Orion Financial, Ltd.


Dated April 16, 1997                         /s/ Dean H. Boedeker
                                            ---------------------------------
                                            Dean H. Boedeker
                                            President and Principal Financial
                                            Officer