Form 10-Q
period 1994-12-31
ORION FINANCIAL LTD
filed 1997-04-18
CIK 711210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the quarterly period ended December 31, 1994

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


                                                                  10 Total Pages

                              ORION FINANCIAL, LTD.

                FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1994


                                      INDEX


SECTION                                                                     PAGE

PART I - FINANCIAL INFORMATION*

Balance Sheets December 31, 1994 & June 30, 1994 ...........................  3

Statement of Operations - For the three months and six months ended December 31,
         1994 & 1993 ....................................................... 4-5

Statements of Cash Flow - For the six months ended December 31, 1994 ........  6

Notes to the Financial Statements ...........................................  7

Management's Discussion and Analysis ........................................  8

PART II - OTHER INFORMATION

Signatures ..................................................................  9


*The accompanying financial statements are not covered by an Independent Certified Accountant's Report.


                              Orion Financial, Ltd.
                                 Balance Sheets

                                     Assets

                                                                    Year Ended
                                                    December 31,     June 30,
                                                        1994            1994
                                                    ------------    -----------
Current Assets
Cash .............................................      73,831          85,882
Short term investments ...........................           0               0
                                                     ---------       ---------
         Total Current Assets ....................      73,831          85,882

Fixed Assets
Furniture & Equipment ............................      27,550          27,550
Accumulated Depreciation .........................     (25,550)        (25,550)
                                                     ---------       ---------
         Net Fixed Assets ........................       2,000           2,000

Other Assets
Restricted Cash ..................................           0          50,000
Advance to Affiliate .............................      69,901          25,000
                                                     ---------       ---------
Total Assets .....................................     145,732         162,882
                                                     =========       =========

                              Liabilities & Equity

Current Liabilities
Accounts Payable .................................           0               0
Accrued Expenses .................................           0               0
                                                     ---------       ---------
         Total Current Liabilities ...............           0               0

Equity ...........................................     371,322         371,322
Additional Paid-In Capital .......................   4,639,182       4,639,182
Accumulated Deficit ..............................  (4,864,772)     (4,847,622)
                                                     ---------       ---------
                                                       145,732         162,882
                                                     ---------       ---------
Total Liabilities & Equity .......................     145,732         162,882
                                                     =========       =========


                              Orion Financial, Ltd.
                             Statement of Operation
                           For the Three Months Ended


                                                 12/31/94     12/31/93
                                               ----------    -----------


Interest income ..............................        671          719

Accounting & Legal Expenses ..................     (3,480)     (20,876)
Compensation Expense .........................     (4,000)      (6,000)
Miscellaneous Expenses .......................     (2,000)      (1,818)
Depreciation Expense .........................          0            0
                                               ----------     --------
Net income (Loss) ............................     (8,809)     (27,975)
                                               ==========     ========
Net income (Loss) per Share .................. $     0.00     $  (0.01)
                                               ==========     ========

Weighted Average Shares Outstanding........... 4,641,522     4,641,522
                                               =========     =========


                              Orion Financial, Ltd.
                             Statement of Operation
                            For the Six Months Ended


                                                    12/31/94    12/31/95 3
                                                   ----------  -----------


Interest income ..............................         5,141       5,751

Accounting & Legal Expenses ..................       (11,899)    (20,876)
Compensation Expense .........................        (8,000)     (6,000)
Miscellaneous Expenses .......................        (2,392)     (2,318)
Depreciation Expense .........................             0     (10,000)
                                                   ---------   ---------
Net income (Loss) ............................       (17,150)    (33,443)
                                                   =========   =========
Net income (Loss) per Share ..................     $    0.00   $   (0.01)
                                                   =========   =========

Weighted Average Shares Outstanding...........     4,641,522   4,641,522
                                                   =========   =========

                              Orion Financial, Ltd.
                             Statement of Cash Flows

                                                                       Six Months Ended
                                                                          December 31,
                                                                              1994
                                                                       ----------------

Cash Flow from operating activities:

         Net income (loss) .............................................    (17,150)
         Adjustments to reconcile net loss to net
           cash provided (used) by operating activities:
Depreciation ...........................................................          0

Changes in assets and liabilities:
Restricted Cash ........................................................     50,000
Investment in Partnership ..............................................    (44,901)

Accounts Payable .......................................................
Accrued Liabilities ....................................................
                                                                            -------
         Net cash provided (used) by operating activities ..............    (12,051)

Increase (decrease) in cash and cash equivalents .......................    (12,051)

Cash and cash equivalents, beginning of period .........................     85,882
                                                                            -------
Cash and cash equivalents, end of period ...............................     73,831
                                                                            -------

                              ORION FINANCIAL, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   GENERAL:

Orion Financial, Ltd. (the "Company"), has elected to substantially omit footnotes to the Financial Statements for the six months ended December 31, 1994, since there have been no material changes to the information previously reported by the Company in its annual report filed Form 10-K, for the year ended June 30, 1994.

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

                              ORION FINANCIAL, LTD.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL  RESOURCES

Orion Financial, Ltd (the "Company") had working capital at December 31, 1994, of approximately $73,000, which should be sufficient for the Company to fund its obligations for the next 18 to 24 months provided the Company does not enter into a business combination that provides the Company with business operations. The Company's minimal cash position limits the Company in its future direction because it does not have the ability to raise additional funds through borrowings or equity offerings given its lack of business operations. The long term survivability of the Company depends on whether or not the Company is able to enter into a business combination that would provide the Company with successful business operations.

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