Form 10-Q
period 1995-09-30
ORION FINANCIAL LTD
filed 1997-04-18
CIK 711210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the quarterly period ended September 30, 1995

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


                                                                   9 Total Pages

                              ORION FINANCIAL, LTD.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1995


                                      INDEX


SECTION                                                                     PAGE

PART I - FINANCIAL INFORMATION*

Balance Sheets September 30, 1995 & June 30, 1995 ...........................  3

Statement of Operations - For the three months ended September 30,
         1995 & 1994 ........................................................  4

Statements of Cash Flow - For the three months ended September 30, 1995 and 1994 ..........................................................  5

Notes to the Financial Statements ...........................................  6

Management's Discussion and Analysis ........................................  7

PART II - OTHER INFORMATION

Signatures ..................................................................  8


*The accompanying financial statements are not covered by an Independent Certified Accountant's Report.


                              Orion Financial, Ltd.
                                 Balance Sheets

                                     Assets

                                                                    Year Ended
                                                    September 30,     June 30,
                                                        1995            1995
                                                    ------------    -----------
Current Assets
Cash .............................................      13,496          18,443
Short term investments ...........................     218,161         247,272
                                                     ---------       ---------
         Total Current Assets ....................     231,657         265,715

Fixed Assets
Furniture & Equipment ............................           0               0
Accumulated Depreciation .........................           0               0
                                                     ---------       ---------
         Net Fixed Assets ........................           0               0

Other Assets
Restricted Cash ..................................           0               0
Advance to Affiliate .............................           0               0
                                                     ---------       ---------
Total Assets .....................................     231,657         265,715
                                                     =========       =========

                              Liabilities & Equity

Current Liabilities
Accounts Payable .................................           0          11,146
Accrued Expenses .................................           0           8,095
                                                     ---------       ---------
         Total Current Liabilities ...............           0          19,241

Equity ...........................................     371,322         371,322
Additional Paid-In Capital .......................   4,639,182       4,639,182
Accumulated Deficit ..............................  -4,778,847      -4,764,030
                                                     ---------       ---------
                                                       231,657         246,474
                                                     ---------       ---------
Total Liabilities & Equity .......................     231,657         265,715
                                                     =========       =========


                              Orion Financial, Ltd.
                             Statement of Operation
                           For the Three Months Ended


                                                 9/30/95       9/30/94
                                               -----------    ----------


Interest income ..............................       485          4,470

Accounting & Legal Expenses ..................   (11,460)        (8,419)
Compensation Expense .........................    (3,000)        (4,000)
Miscellaneous Expenses .......................      (842)          (392)
                                               ---------      ---------
Net income (Loss) ............................   (14,817)        (8,341)
                                               =========      =========
Net income (Loss) per Share .................. $    0.00      $    0.00
                                               =========      =========

Weighted Average Shares Outstanding........... 4,641,522      4,641,522
                                               =========      =========

                              Orion Financial, Ltd.
                             Statement of Cash Flows

                                                                                 Three Months Ended
                                                                                   September 30,
                                                                                --------------------
                                                                                1995            1994
                                                                                ----            ----

Cash Flow from operating activities:

         Net income (loss) .............................................      (14,817)         (8,341)
         Adjustments to reconcile net loss to net
           cash provided (used) by operating activities:
Depreciation ...........................................................            0               0

Changes in assets and liabilities:
Restricted Cash ........................................................            0          50,000
Investment in Partnership ..............................................            0         (29,705)

Accounts Payable .......................................................      (11,146)
Accrued Liabilities ....................................................       (8,095)
                                                                              -------         -------
         Net cash provided (used) by operating activities ..............      (34,058)         11,954

Increase (decrease) in cash and cash equivalents .......................      (34,058)         11,954

Cash and cash equivalents, beginning of period .........................      265,715          85,882
                                                                              -------         -------
Cash and cash equivalents, end of period ...............................      231,657          97,835


                              ORION FINANCIAL, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   GENERAL:

Orion Financial, Ltd. (the "Company"), has elected to substantially omit footnotes to the Financial Statements for the three months ended September 30, 1995, since there have been no material changes to the information previously reported by the Company in its annual report filed Form 10-K, for the year ended June 30, 1995.

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

                              ORION FINANCIAL, LTD.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL  RESOURCES

Orion Financial, Ltd (the "Company") had working capital at September 30, 1995, of approximately $231,000 which should be sufficient for the Company to fund its obligations for the next 18 to 24 months provided the Company does not enter into a business combination that provides the Company with business operations. The Company's minimal cash position limits the Company in its future direction because it does not have the ability to raise additional funds through borrowings or equity offerings given its lack of business operations. The long term survivability of the Company depends on whether or not the Company is able to enter into a business combination that would provide the Company with successful business operations.

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