Form 10QSB
period 1996-12-31
ORION FINANCIAL LTD
filed 1997-04-21
CIK 711210

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

[   TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934


          FOR THE TRANSITION PERIOD FROM        TO
                                        --------  ----------

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

                                 (303) 238-0937
                            -------------------------
                           (Issuer's telephone number)

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

                                 Yes [ ] No [X]


                                                                   9 Total Pages
                                        1

                              ORION FINANCIAL, LTD.

               FORM 10-QSB FOR THE QUARTER ENDED DECEMBER 31, 1996


                                      INDEX
                                      -----


SECTION                                                                     PAGE
-------                                                                     ----
PART I - FINANCIAL INFORMATION*

Balance Sheets - December 31, 1996 & June 30, 1996                             3

Statement of Operations - For the three months ended
     December 31, 1996 & 1995                                                  4

Statement of Operations - For the six months ended
     December 31, 1996 & 1995                                                  5

Statements of Cash Flow - For the six months ended
     December 31, 1996 and 1995                                                6

Notes to the Financial Statements                                              7

Management's Discussion and Analysis or Plan of Operations                     8

PART II - OTHER INFORMATION

Signatures                                                                     9






* The accompanying financial statements are not covered by an Independent Certified Public Accountant's Report.


                              Orion Financial, Ltd.
                                 Balance Sheets
                          Assets                             December 31,
                                                           1996 (Unaudited)        June 30, 1996
                                                           ----------------       ---------------
Current Assets
Cash ....................................................   $    21,850           $    27,188
Short term investments ..................................       194,987               194,888
                                                            -----------           -----------
      Total Current Assets ..............................       216,837               222,076
Total Assets ............................................   $   216,837           $   222,076
                                                            ===========           ===========
                   Liabilities & Equity
Current Liabilities
Accounts Payable & Accrued Expenses .....................   $         0           $       176
                                                            -----------           -----------
Equity
Common Stock ............................................       371,322               371,322
Additional Paid in Capital ..............................     4,639,182             4,639,182
Accumulated Deficit .....................................    (4,793,667)          (4,788,604)
                                                            -----------          -----------
      Total Equity ......................................       216,837              221,900
Total Liabilities & Equity ..............................   $   216,837          $   222,076
                                                            ===========           ===========


                              Orion Financial, Ltd.
                             Statement of Operations
                                   (Unaudited)
                                                                       Three Months Ended
                                                                          December 31,
                                                               -----------------------------------
                                                                   1996                  1995
                                                               -------------         -------------
Interest Income ..........................................     $       5,344         $       7,448

Accounting & Legal Expenses ..............................            (2,510)              (12,370)
Compensation Expenses ....................................            (3,000)               (6,000)
Miscellaneous Expenses ...................................            (1,246)               (2,465)
                                                               -------------         -------------
Net Income (Loss) ........................................     $      (1,412)        $     (13,387)
                                                               =============         =============
Net Income (Loss) per Share ..............................             $0.00                 $0.00
                                                               =============         =============
Weighted Average Shares Outstanding ......................         4,641,522             4,641,522
                                                               =============         =============


                              Orion Financial, Ltd.
                             Statement of Operations
                                   (Unaudited)
                                                                        Six Months Ended
                                                                          December 31,
                                                               -----------------------------------
                                                                   1996                  1995
                                                               -------------         -------------
Interest Income ..........................................     $       5,626         $       5,141

Accounting & Legal Expenses ..............................            (2,510)              (11,899)
Compensation Expenses ....................................            (6,000)               (8,000)
Miscellaneous Expenses ...................................            (2,180)               (2,392)
                                                               -------------         -------------
Net Income (Loss) ........................................     $      (5,064)        $     (17,150)
                                                               =============         =============
Net Income (Loss) per Share ..............................             $0.00                 $0.00
                                                               =============         =============
Weighted Average Shares Outstanding ......................         4,641,522             4,641,522
                                                               =============         =============


                              Orion Financial, Ltd.
                             Statement of Cash Flows
                                   (Unaudited)
                                                                                Six Months Ended
                                                                                  December 31,
                                                                      ------------------------------------
                                                                         1996                    1995
                                                                      -----------            -------------
Cash Flow from operating activities:
      Net income (loss) .........................................     $    (5,064)           $     (13,387)
      Adjustments to reconcile net loss to net cash
           provided (used) by operating activities:
Changes in assets and liabilities:
Accounts Payable ................................................            (176)                 (11,146)
Accrued Liabilities .............................................               0                   (8,095)
                                                                      -----------            -------------
      Net cash provided (used) by operating activities ..........          (5,240)                 (32,628)
Increase (decrease) in cash and cash equivalents ................          (5,240)                 (32,628)
Cash and cash equivalents, beginning of period ..................     $   222,076            $     265,715
                                                                      ===========            =============
Cash and cash equivalents, end of period ........................     $   216,836            $     233,087
                                                                      ===========            =============

                              ORION FINANCIAL, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


     1.    GENERAL:

      Orion Financial, Ltd. (the "Company"), has elected to substantially omit all footnotes to the Financial Statements for the six months ended December 31, 1996, since there have been no material changes to the information previously reported by the Company in its annual report filed on Form 10-K, for the year ended June 30, 1996.

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

                              ORION FINANCIAL, LTD.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Orion Financial, Ltd. (the "Company") had working capital at December 31, 1996, of approximately $216,837, which should be sufficient for the Company to fund its obligations for the next 18 to 24 months provided the Company does not enter into a business combination that provides the Company with business operations. The Company's minimal cash position limits the Company in its future direction because it does not have the ability to raise additional funds through borrowings or equity offerings given its lack of business operations. The long term survivability of the Company depends on whether or not the Company is able to enter into a business combination that would provide the Company with successful business operations.

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


                                       Orion Financial, Ltd.



Dated  April 21, 1997                  /s/ Dean H. Boedeker
       --------------------------      -----------------------------------------
                                       Dean H. Boedeker
                                       President and Principal Financial Officer