Form 10QSB
period 1997-03-31
ORION FINANCIAL LTD
filed 1997-04-21
CIK 711210

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM        TO
                                        -------   ---------

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



                                      INDEX
                                      -----



SECTION                                                                     PAGE
-------                                                                     ----

PART I - FINANCIAL INFORMATION*
Balance Sheets - March 31, 1997 & June 30, 1996                                3

Statement of Operations - For the three months ended
     March 31, 1997 & 1996                                                     4

Statement of Operations - For the nine months ended
     March 31, 1997 & 1996                                                     5

Statements of Cash Flow - For the nine months ended
     March 31, 1997 and 1996                                                   6

Notes to the Financial Statements                                              7

Management's Discussion and Analysis or Plan of Operations                     8

PART II - OTHER INFORMATION

Signatures                                                                     9








* The accompanying financial statements are not covered by an Independent Certified Public Accountant's Report.

                              Orion Financial, Ltd.
                                 Balance Sheets

                          Assets                              March 31,
                                                           1997 (Unaudited)       June 30, 1996
                                                           ----------------       -------------

Current Assets
Cash ....................................................   $     9,017           $    27,188
Short term investments ..................................       194,987               194,888
                                                            -----------           -----------
      Total Current Assets ..............................       204,004               222,076
Total Assets ............................................   $   204,004           $   222,076
                                                            ===========           ===========
                   Liabilities & Equity
Current Liabilities
Accounts Payable & Accrued Expenses .....................   $         0           $       176
                                                            -----------           -----------
Equity
Common Stock ............................................       371,322               371,322
Additional Paid in Capital ..............................     4,639,182             4,639,182
Accumulated Deficit .....................................    (4,806,500)          (4,788,604)
                                                            -----------           -----------
      Total Equity ......................................       204,004               221,900
Total Liabilities & Equity ..............................   $   204,004           $   222,076
                                                            ===========           ===========


                              Orion Financial, Ltd.
                             Statement of Operations
                                   (Unaudited)
                                                                      Three Months Ended
                                                                            March 31,
                                                               -----------------------------------
                                                                   1997                  1996
                                                               -------------         -------------
Interest Income .........................................      $         102         $         258

Accounting & Legal Expenses .............................             (9,138)               (3,625)
Compensation Expenses ...................................             (3,000)               (4,000)
Miscellaneous Expenses ..................................               (797)               (1,394)
                                                               -------------         -------------
Net Income (Loss) .......................................      $     (12,833)        $      (8,761)
                                                               =============         =============
Net Income (Loss) per Share .............................              $0.00                 $0.00
                                                               =============         =============
Weighted Average Shares Outstanding .....................          4,641,522             4,641,522
                                                               =============         =============


                              Orion Financial, Ltd.
                             Statement of Operations
                                   (Unaudited)

                                                                        Nine Months Ended
                                                                            March 31,
                                                               -----------------------------------
                                                                   1997                  1996
                                                               -------------         -------------
Interest Income ...........................................    $       5,728         $       7,706

Accounting & Legal Expenses ...............................          (11,648)              (15,995)
Compensation Expenses .....................................           (9,000)              (10,000)
Miscellaneous Expenses ....................................           (2,977)               (3,859)
                                                               -------------         -------------
Net Income (Loss) .........................................    $     (17,897)        $     (22,148)
                                                               =============         =============
Net Income (Loss) per Share ...............................            $0.00                 $0.00
                                                               =============         =============
Weighted Average Shares Outstanding .......................        4,641,522             4,641,522
                                                               =============         =============

                              Orion Financial, Ltd.
                             Statement of Cash Flows
                                   (Unaudited)
                                                                                Nine Months Ended
                                                                                    March 31,
                                                                      -------------------------------------
                                                                          1997                    1996
                                                                      ------------            -------------
Cash Flow from operating activities:
      Net income (loss) .........................................     $    (17,897)           $     (22,149)
      Adjustments to reconcile net loss to net cash
           provided (used) by operating activities:
Changes in assets and liabilities:
Accounts Payable ................................................             (176)                 (11,146)
Accrued Liabilities .............................................                0                   (8,095)
                                                                      ------------            -------------
      Net cash provided (used) by operating activities ..........          (18,073)                 (41,390)
Increase (decrease) in cash and cash equivalents ................          (18,073)                 (41,390)
Cash and cash equivalents, beginning of period ..................          222,076                  265,715
                                                                      ============            =============
Cash and cash equivalents, end of period ........................     $    204,003            $     224,325
                                                                      ============            =============

                              ORION FINANCIAL, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


     1.    GENERAL:

      Orion Financial, Ltd. (the "Company"), has elected to substantially omit all footnotes to the Financial Statements for the nine months ended March 31, 1997, since there have been no material changes to the information previously reported by the Company in its annual report filed on Form 10-K, for the year ended June 30, 1996.

     2.    UNAUDITED INFORMATION:

      The information herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary in order to make the financial statements no misleading. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

                              ORION FINANCIAL, LTD.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Orion Financial, Ltd. (the "Company") had working capital at March 31, 1997, of approximately $204,000, which should be sufficient for the Company to fund its obligations for the next 18 to 24 months provided the Company does not enter into a business combination that provides the Company with business operations. The Company's minimal cash position limits the Company in its future direction because it does not have the ability to raise additional funds through borrowings or equity offerings given its lack of business operations. The long term survivability of the Company depends on whether or not the Company is able to enter into a business combination that would provide the Company with successful business operations.

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


                                      Orion Financial, Ltd.



Dated April 21, 1997                  /s/ Dean H. Boedeker
      --------------                  ------------------------------------------
                                      Dean H. Boedeker
                                      President and Principal Financial Officer