Form 10QSB/A
period 1996-12-31
ORION FINANCIAL LTD
filed 1997-05-05
CIK 711210

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB/A

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
                                                            ===========           ===========


                              Orion Financial, Ltd.
                             Statement of Operations
                                   (Unaudited)
                                                                       Three Months Ended
                                                                          December 31,
                                                               -----------------------------------
                                                                   1996                  1995
                                                               -------------         -------------
Interest Income ..........................................     $       5,344         $       6,963

Accounting & Legal Expenses ..............................            (2,510)                 (909)
Compensation Expenses ....................................            (3,000)               (3,000)
Miscellaneous Expenses ...................................            (1,246)               (1,624)
                                                               -------------         -------------
Net Income (Loss) ........................................     $      (1,412)        $       1,430
                                                               =============         =============
Net Income (Loss) per Share ..............................             $0.00                 $0.00
                                                               =============         =============
Weighted Average Shares Outstanding ......................         4,641,522             4,641,522
                                                               =============         =============


                              Orion Financial, Ltd.
                             Statement of Operations
                                   (Unaudited)
                                                                        Six Months Ended
                                                                          December 31,
                                                               -----------------------------------
                                                                   1996                  1995
                                                               -------------         -------------
Interest Income ..........................................     $       5,626         $       7,448

Accounting & Legal Expenses ..............................            (2,510)              (12,369)
Compensation Expenses ....................................            (6,000)               (6,000)
Miscellaneous Expenses ...................................            (2,180)               (2,466)
                                                               -------------         -------------
Net Income (Loss) ........................................     $      (5,064)        $     (13,387)
                                                               =============         =============
Net Income (Loss) per Share ..............................             $0.00                 $0.00
                                                               =============         =============
Weighted Average Shares Outstanding ......................         4,641,522             4,641,522
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



Dated  May 5, 1997                     /s/ Dean H. Boedeker
       --------------------------      -----------------------------------------
                                       Dean H. Boedeker
                                       President and Principal Financial Officer