Form 10KSB
period 1997-06-30
ORION FINANCIAL LTD
filed 1997-10-14
CIK 711210

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to                 .
                               ----------------    ----------------
 Commission file Number: 0-11043


                              ORION FINANCIAL, LTD.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Colorado                                       84-0858679
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

           80 North Hoyt Street
             Denver, Colorado                                    80226
  --------------------------------------                        --------
 (Address of principal executive offices)                      (Zip Code)

 Issuer's telephone number: (303) 238-0937

 Securities registered under Section 12(b) of the Exchange Act:  NONE

 Securities registered under Section 12(g) of the Exchange Act:

                            No Par Value Common Stock
                            -------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ES [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer had no revenues for the fiscal year ended June 30, 1997.

     As of October 2, 1997, the aggregate market value of the issuer's voting stock held by nonaffiliates was $70,811.76.

     As of October 2, 1997, the issuer had 4,641,522 shares of its no par value common stock issued and outstanding.

     Transitional Small Business Format. YES  [ ]  NO [X]

                              ORION FINANCIAL, LTD.
                         1997 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS

PART I                                                               PAGE NUMBER
------                                                               -----------
Item 1.    Description of Business                                             3

Item 2.    Description of Property                                             3

Item 3.    Legal Proceedings                                                   3

Item 4.    Submission of Matters to Vote of Security Holders                   3

PART II
-------
Item 5.    Market for Common Equity and Related Stockholder Matters            3

Item 6.    Management's Discussion and Analysis or Plan of Operation           4

Item 7.    Financial Statements                                                4

Item 8.    Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure                                 4

PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance With Section 16(a) of the Exchange Act          5

Item 10.   Executive Compensation                                              6

Item 11.   Security Ownership of Certain Beneficial Owners and Management      8

Item 12.   Certain Relationships and Related Transactions                      9

Item 13.   Exhibits and Reports on Form 8-K                                    9

Signatures                                                                    10

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

     (a)(b) BUSINESS DEVELOPMENT AND BUSINESS OF THE ISSUER. Orion Financial, Ltd. (the "Company," formerly known as Orion Broadcast Group, Inc.), is a Colorado corporation formed on October 7, 1981. The Company no longer has any operations. The Company is seeking to enter into a business combination that would provide the Company with operations. Although the Company is currently investigating business combinations, the Company has not agreed upon any specific business combination.

     The Company recently planned to enter the business of manufacturing and selling children's shoes through the acquisition of the assets of a shoe company that is no longer in business. The Company loaned the acquisition candidate $10,000 and paid $60,000 as a standby letter of credit fee. The transaction has not been consummated because certain financing pre-conditions were not satisfied. The Company believes that it will recover the $60,000 fee but will not recover the $10,000 loan.

     The Company currently has one part-time employee, Dean H. Boedeker, the Company's President.

ITEM 2.    DESCRIPTION OF PROPERTY

     The Company has no properties.

ITEM 3.    LEGAL PROCEEDINGS

     The Company is a party to no legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the Company's fiscal quarter ended June 30, 1997.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

     (a) MARKET INFORMATION. The Company's common stock is traded in the over-the- counter market. The following table shows the closing high and low bid quotations for the common stock, for the periods indicated, as reported by the National Quotation Bureau, Inc. These quotations represent inter-dealer prices without adjustment for retail markup, mark down, or commission and may not necessarily represent actual transactions.

                                                        Common Stock
                                                   ----------------------
     Fiscal Quarter Ended                          High               Low
     --------------------                          ----               ---

     September 1995 ..........................     .005              .005
     December 1995 ...........................     .005              .005
     March 1996 ..............................     .005              .005
     June 1996 ...............................     .005              .005
     September 1996 ..........................     .005              .005
     December 1996 ...........................     .005              .005
     March 1997 ..............................     .005              .005
     June 1997 ...............................     .005              .005

     (b) HOLDERS. As of October 2, 1997, the Company had approximately 1,025 holders of record of its no par value common stock.

     (c) DIVIDENDS. The Company has not declared cash dividends on its common stock since its inception and the Company does not anticipate paying any dividends in the foreseeable future.

     (d) RECENT SALES OF UNREGISTERED SECURITIES. No unregistered equity securities were sold by the Company between July 1, 1996 and June 30, 1997.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
           OPERATION

     The Company has working capital of approximately $203,041, which should be sufficient for the Company to fund its obligations for the next 12 months provided the Company does not enter into a business combination that provides the Company with business operations. The Company's minimal cash position limits the Company in its future direction because it does not have the ability to raise additional funds through borrowings or equity offerings given its lack of business operations. The long term survivability of the Company depends on whether or not the Company is able to enter into a business combination that would provide the Company with successful business operations.

     The Company has no material commitments for capital expenditures.

ITEM 7.    FINANCIAL STATEMENTS

     The financial statements are attached following the signature page.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in accountants or disagreements of the type required to be reported under this item between the Company and its independent accountants during the fiscal years ended June 30, 1997 and 1996.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     (a) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

     The present term of office of each director will expire at the next annual meeting of shareholders. The name, position with the Company, age of each director, and the period during which each director has served are as follows:

      Name and Position in the Company    Age   Director Since
      --------------------------------    ---   --------------
      Dean H. Boedeker ................    62        1981
      President, Chief Executive
      Officer and Director

      Donald W. Diones ................    65        1981
      Secretary and Director

      William J. White ................    59        1995
      Director

     There was no arrangement or understanding between any director or any other person pursuant to which any director was selected as such.

     Each executive officer will hold office until his successor duly is elected and qualified, until his resignation or until he shall be removed in the manner provided by the Company's Bylaws. The Company's executive officers, their ages, positions with the Company, and periods during which they served are as follows:

      Name of Executive Officer and
      Position in Company                 Age    Officer Since
      -----------------------------       ---    -------------

      Dean H. Boedeker ................    62
      Chairman of the Board                          1991
      President and Chief
      Executive Officer                              1993

      Donald W. Diones ................    65
      Secretary                                      1993

     There was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

     BACKGROUND. The following is a brief account of the business experience during the past five years of each director and executive officer of the
Company:

Name Of Director
or Officer          Principal Occupation During The Last Five Years
----------------    -----------------------------------------------
Dean H. Boedeker    Director of the Company since 1981; Chairman of the Board of
                    Directors  of the  Company  since July 1991;  President  and
                    Chief Executive Officer of the Company since September 1993;
                    Senior Vice  President or Vice  President of R A F Financial
                    Corporation, an investment banking firm, since March 1992.

Donald W. Diones    Director of the Company since 1981; Senior Vice President of
                    Bigelow & Company,  an investment  banking  firm,  since May
                    1995;  Senior Vice  President of Dougherty  Dawkins Strand &
                    Bigelow, Incorporated, an investment banking firm, from October 1992 to May 1995; Senior Vice President of R A F
                    Financial Corporation, an investment banking firm, from March 1992 to October 1992.

William J. White    Director  of the Company  since 1995;  Chairman of Bigelow &
                    Company,   an  investment  banking  firm,  since  May  1995;
                    President and owner of First Denver Financial Corporation, a private investment firm, since April 1992.

     DIRECTORSHIPS.

     No director of the Company is a director of an entity that has its securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

     (b) IDENTIFY SIGNIFICANT EMPLOYEES.

         Not applicable.

     (c) FAMILY RELATIONSHIPS.

         Not applicable.

     (d) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

     No event required to be reported hereunder has occurred during the past five years.

     (e) PROMOTERS AND CONTROL PERSONS.

     No event required to be reported hereunder has occurred during the past five years.

     (f) SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during its most recent fiscal year and Form 5 and amendments thereto furnished to the registrant with respect to its most recent fiscal year, no director, officer, or greater than 10% shareholder failed to timely file a Form 3, Form 4, or Form 5.

ITEM  10.      EXECUTIVE COMPENSATION

     The following table provides certain information pertaining to the compensation paid by the Company to Dean H. Boedeker, the President of the Company, for services rendered during the Company's fiscal years ended June 30, 1997, 1996, and 1995. No executive officer of the Company was paid over $100,000 in compensation from the Company during the Company's fiscal year ended June 30, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                    Long Term
                                                                  Compensation
                                     Annual Compensation             Awards
                                --------------------------------  ------------
                                                       Other
                      Year                             Annual      Securities    All Other
Name and             Ended                             Compen-     Underlying    Compensa-
Principal Position  June 30,    Salary($)    Bonus($)  sation($)   Options(#)      tion($)
------------------  -------     --------     -------   --------    ----------    ---------

Dean H. Boedeker      1997      12,000(1)      --         --           --            --
 President and        1996      12,000(1)      --         --           --            --
 Chief Executive      1995      14,000(1)      --         --           --            --
 Officer
-----------------------

     (1) Mr. Boedeker is entitled to $1,000 per month for serving as the President and Chief Executive Officer of the Company.

                        OPTION GRANTS IN LAST FISCAL YEAR

     No options were granted by the Company to Dean H. Boedeker during the Company's fiscal year ended June 30, 1997.

                          FISCAL YEAR END OPTION VALUES

     The following table sets forth information with respect to the unexercised options held by Dean H. Boedeker as of June 30, 1997.

                                Number of Securities
                               Underlying Unexercised             Value of In-the-Money
                                     Options at                         Options at
                                  June 30, 1997(#)                 June 30, 1997($)(1)
                             -------------------------         --------------------------
Name                         Exercisable/ Unexercisable        Exercisable/ Unexercisable
----                         -----------  -------------        -----------  -------------

Dean H. Boedeker ...........  400,000        - 0 -                - 0 -         - 0 -
-------------------

     (1) The value of unexercised in-the-money options is the market price of the underlying shares of common stock at June 30, 1997, less the exercise price of the options.

     Mr. Boedeker did not exercise any options during the Company's fiscal year ended June 30, 1997.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a)(b) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of October 2, 1997, the number of shares of the Company's outstanding common stock beneficially owned by each of the Company's current directors and officers, sets forth the number of shares of the Company's common stock beneficially owned by all of the Company's current directors and officers as a group and sets forth the number of shares of the Company's common stock owned by each person who owned of record, or was known to own beneficially, more than 5% of the Company's outstanding shares of common stock:

                                            Amount and Nature of        Percent
     Name of Beneficial Owner              Beneficial Ownership(1)      of Class
     ------------------------              -----------------------      --------
     Dean H. Boedeker ...................           573,072(2)           11.4%
     Donald W. Diones ...................           531,572(3)           10.5%
     William J. White ...................           472,250(4)            9.4%
     All officers and directors
     as a group (3 Persons) .............         1,576,894(5)           27.0%
     Thomas J. Bonomo ...................           582,929(6)           11.6%
     Thomas A. Breen ....................           434,375(7)            8.6%
     Edward O. Byrne ....................           400,938(8)            8.0%

------------------

     (1) Each person has the sole voting and investment power over the shares indicated.

     (2) Includes 400,000 shares underlying a stock option. Dean H. Boedeker's address is 80 North Hoyt Street, Denver, Colorado 80226.

     (3) Includes 400,000 shares underlying a stock option. Donald W. Diones' address is 1401 Seventeenth Street, Suite 1300, Denver, Colorado 80202.

     (4) Includes 400,000 shares underlying a stock option. William J. White's address is 1401 Seventeenth Street, Suite 1300, Denver, Colorado 80202.

     (5) Includes shares underlying the stock options held by Messrs. Boedeker, Diones and White.

     (6) Includes 400,000 shares underlying a stock option. Thomas J. Bonomo's address is 388 Market Street, No. 900, San Francisco, California 94111.

     (7) Includes 400,000 shares underlying a stock option. Thomas A. Breen's address is 225 South Lake Avenue, 11th Floor, Pasadena, California 91101.

     (8) Includes 400,00 shares underlying a stock option. Edward O. Byrne's address is 303 East Seventeenth Avenue, Suite 700, Denver, Colorado 80203.

     (c) CHANGES IN CONTROL.

     There are presently no arrangements of any kind which may at a subsequent date result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)(b) TRANSACTIONS WITH MANAGEMENT AND OTHERS AND CERTAIN BUSINESS RELATIONSHIPS.

     In September 1996, the Board of Directors of the Company extended the expiration dates of options relating to 2,000,000 shares of the Company's common stock that are exercisable at $.03 per share from April 27, 1998, to September 16, 2001. Included in the persons for whom the options were extended were Dean
H. Boedeker and Donald W. Diones, directors of the Company, and Thomas A. Breen and Thomas J. Bonomo, former directors of the Company who currently beneficially own more than 5% of the Company's outstanding shares of common stock.

     In September 1996, the Board of Directors of the Company also granted an option to purchase 400,000 shares of the Company's common stock to William J. White, a director of the Company. Mr. White's option is exercisable at $.03 per share until September 16, 2001.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS.

Exhibit 3(A) Articles of Incorporation of Orion Financial, Ltd., as amended (incorporated by reference to Exhibit 3(A) to Orion Financial, Ltd.'s Annual Report on Form 10-K for the fiscal years ended June 30, 1993 and 1992).

Exhibit 3(B) Bylaws of Orion Broadcast Group, Inc., as amended (incorporated by reference to Exhibit 3(B) to Orion Financial, Ltd.'s Annual Report on Form 10-K for the fiscal years ended June 30, 1993 and 1992).

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

Exhibit 10(D) Form of Amendment No. 2 to Option Agreement (incorporated by reference to Exhibit 10(D) to Orion Financial, Ltd.'s Annual Report on Form 10-K for the fiscal year ended June 30,
                    1996).

Exhibit 10(E)       Form  of  Option  Agreement  effective  September  16,  1996
                    between   Orion   Financial,   Ltd.  and  William  J.  White
                    (incorporated by reference to Exhibit 10(E) to Orion Financial, Ltd.'s Annual Report on Form 10-K for the fiscal year ended June 30, 1996).

     (b) CURRENT REPORTS ON FORM 8-K:

     No Current Reports on Form 8-K were filed during the fiscal quarter ended June 30, 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ORION FINANCIAL, LTD.,
                                      a Colorado corporation



                                      By:/s/Dean H. Boedeker
                                         ---------------------------------------
                                         Dean H. Boedeker,
                                         President, Principal Executive Officer,
                                         Chief Financial Officer, and
                                         Principal Accounting Officer

                                         Dated:  October 13, 1997

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                      Name and Title            Signature
----                      --------------            ---------

October 13, 1997          Dean H. Boedeker
                          Director                  /s/Dean H. Boedeker
                                                    ----------------------------

October 13, 1997          Donald W. Diones
                          Director                  /s/Donald W. Diones
                                                    ----------------------------

October 13, 1997          William J. White
                          Director                  /s/William J. White
                                                    ----------------------------

                              Orion Financial, Ltd.

                               Report on Audit of
                              Financial Statements
                               For the Years Ended
                             June 30, 1997 and 1996

                              ORION FINANCIAL, LTD.



                          INDEX TO FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----

Independent Auditor's Report................................................ F-2

Balance Sheet - June 30, 1997............................................... F-3

Statements of Operations - For the Years Ended June 30, 1997 and 1996....... F-4

Statement of Changes in Stockholders' Equity - For the Period from
     July 1, 1995 through June 30, 1997......................................F-5

Statements of Cash Flows - For the Years Ended June 30, 1997 and 1996....... F-6

Notes to Financial Statements............................................... F-7

                          INDEPENDENT AUDITOR'S REPORT





Board of Directors
Orion Financial, Ltd.
Denver, Colorado


We have audited the accompanying balance sheet of Orion Financial, Ltd. as of June 30, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orion Financial, Ltd., as of June 30, 1997, and the results of its operations and its cash flows for the years ended June 30, 1997 and 1996, in conformity with generally accepted accounting principles.



/s/ Hein + Associates LLP
HEIN + ASSOCIATES LLP


Denver, Colorado
September 9, 1997

                              ORION FINANCIAL, LTD.

                                  BALANCE SHEET



                                                                                 JUNE 30,
                                                                                   1997
                                                                                 --------
                                     ASSETS
                                     ------

CURRENT ASSETS -
      Cash and cash equivalents .............................................   $   203,041
                                                                                 ----------
TOTAL CURRENT ASSETS ........................................................   $   203,041
                                                                                 ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES -
      Accounts payable and accrued expenses .................................   $     8,923

STOCKHOLDERS' EQUITY:
      Preferred stock, no par value; 200,000,000 shares authorized;
            no shares issued or outstanding .................................          --
      Common stock, stated value of $.08 a share; 200,000,000 shares
            authorized; 4,641,522 shares issued and outstanding .............       371,322
      Additional paid-in capital ............................................     4,639,182
      Accumulated deficit ...................................................    (4,816,386)
                                                                                 ----------
                  Total stockholders' equity ................................       194,118
                                                                                 ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................................   $   203,041
                                                                                 ==========





              See accompanying notes to these financial statements.

                              ORION FINANCIAL, LTD.

                            STATEMENTS OF OPERATIONS



                                                                  For the Years Ended June 30,
                                                                  ----------------------------
                                                                       1997           1996
                                                                       ----           ----

REVENUE ......................................................  $       --      $      --

GENERAL AND ADMINISTRATIVE EXPENSES ..........................        38,579         37,774

OTHER INCOME (EXPENSE) -
    Interest income ..........................................        10,797         13,200
                                                                 -----------    -----------

NET LOSS .....................................................   $   (27,782)   $   (24,574)
                                                                 ===========    ===========

NET LOSS PER COMMON SHARE ....................................   $      (.01)   $      (.01)
                                                                 ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING .........     4,641,522      4,641,522
                                                                 ===========    ===========














              See accompanying notes to these financial statements.


                                                        ORION FINANCIAL, LTD.

                                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                       FOR THE PERIOD FROM JULY 1, 1995 THROUGH JUNE 30, 1997

                                                     COMMON STOCK                  ADDITIONAL                              TOTAL
                                              --------------------------            PAID-IN          ACCUMULATED       STOCKHOLDERS'
                                              SHARES              AMOUNT            CAPITAL            DEFICIT            EQUITY
                                              ------              ------           ----------        -----------       -------------

BALANCES, July 1, 1995 ............          4,641,522        $   371,322        $ 4,639,182        $(4,764,030)       $   246,474

    Net loss ......................               --                 --                 --              (24,574)           (24,574)
                                           -----------        -----------        -----------        -----------        -----------

BALANCES, June 30, 1996 ...........          4,641,522            371,322          4,639,182         (4,788,604)           221,900

    Net loss ......................               --                 --                 --              (27,782)           (27,782)
                                           -----------        -----------        -----------        -----------        -----------

BALANCES, June 30, 1997 ...........          4,641,522        $   371,322        $ 4,639,182        $(4,816,386)       $   194,118
                                           ===========        ===========        ===========        ===========        ===========






              See accompanying notes to these financial statements.


                              ORION FINANCIAL, LTD.

                            STATEMENTS OF CASH FLOWS



                                                                                        FOR THE YEARS ENDED JUNE 30,
                                                                                        ----------------------------
                                                                                         1997                  1996
                                                                                         ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss) .......................................................      $ (27,782)           $ (24,574)
       Adjustments to reconcile to net cash from operating activities:
            Increase (decrease) in -
                 Accounts payable and accrued expenses .........................          8,747              (19,065)
                                                                                      ---------            ---------
            Net cash used in operating activities ..............................        (19,035)             (43,639)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of marketable securities .......................................           --               (394,661)
       Proceeds from sale of marketable securities .............................        194,888              447,045
                                                                                      ---------            ---------
            Net cash provided by investing activities ..........................        194,888               52,384
                                                                                      ---------            ---------

NET INCREASE IN CASH AND EQUIVALENTS ...........................................        175,853                8,745

CASH AND CASH EQUIVALENTS, beginning of year ...................................         27,188               18,443
                                                                                      ---------            ---------

CASH AND CASH EQUIVALENTS, end of year .........................................      $ 203,041            $  27,188
                                                                                      =========            =========

SUPPLEMENTAL DISCLOSURES:
       Cash paid for interest ..................................................      $    --              $    --
                                                                                      =========            =========

                                                                                      ---------            ---------
       Cash paid for taxes .....................................................      $    --              $    --
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

         Accounting for Stock-Based Compensation - In fiscal 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of

                              ORION FINANCIAL, LTD.

                          NOTES TO FINANCIAL STATEMENTS


         adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company has elected not to adopt the fair value accounting prescribed by SFAS 123 for its employees, and is subject only to the disclosure requirements. The adoption of SFAS 123 had no effect on the Company's financial statements.


3.       STOCKHOLDERS' EQUITY:

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

         The market price of the Company's common stock was $.005 per share. If compensation cost had been recognized using the fair value approach prescribed by SFAS 123 rather than the intrinsic value method under APB 25, there would have been no change to the Company's reported net loss.

                              ORION FINANCIAL, LTD.

                          NOTES TO FINANCIAL STATEMENTS



         The Company has authorized, but unissued, preferred stock which may be issued in series with such preferences as determined by the Company's Board of Directors.


4.       INCOME TAXES:

         The amounts which give rise to the net deferred tax asset (liability) as of June 30, 1997, are as follows:


               Net operating loss carryforward                     $ 444,000
               Valuation allowance                                  (444,000)
                                                                    --------

               Net deferred tax asset                              $    --
                                                                    ========


         At June 30, 1997, the Company had net operating losses (NOL) carryforwards for income tax purposes of approximately $1,200,000 that will expire between 1997 and 2012. Upon the sale of the Company's subsidiaries in June 1993, a substantial portion of the NOL carryforwards were lost for use by the Company, as they had been incurred at the subsidiary level.


5.       SUBSEQUENT EVENTS:

         Subsequent to June 30, 1997, the Company advanced approximately $60,000 for a standby letter of credit fee related to a proposed acquisition candidate. In addition, the Company loaned $10,000 to the acquisition candidate. Certain preconditions to the acquisition have not occurred and it is currently unlikely that the acquisition will be consummated. The Company's advance for the standby letter of credit fee is being held by a law firm in Hong Kong, China and the Company has requested its return. The $10,000 loan will be recorded as a bad debt in the first quarter of fiscal 1998.

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

3(B)        Bylaws  of  Orion   Broadcast   Group,   Inc.,   as  amended   N/A
            (incorporated   by   reference  to  Exhibit  3(B)  to  Orion
            Financial, Ltd.'s Annual Report on Form 10-K for the fiscal years ended June 30, 1993 and 1992).

10(A)       Orion Financial,  Ltd. 1991 Non-Qualified  Stock Option Plan   N/A
            (incorporated   by  reference  to  Exhibit  10(A)  to  Orion
            Financial, Ltd.'s Annual Report on Form 10-K for the fiscal years ended June 30, 1993 and 1992).

10(B)       Form of Option Agreement dated April 27, 1993  (incorporated   N/A
            by reference to Exhibit 10(B) to Orion Financial, Ltd.'s Annual Report on Form 10-K for the fiscal years ended June
            30, 1993 and 1992).

10(C)       Form of Amendment to Option  Agreement  dated  September 27,   N/A
            1993 (incorporated by reference to Exhibit 10(C) to Orion Financial, Ltd.'s Annual Report on Form 10-K for the fiscal years ended June 30, 1993 and 1992).

10(D)       Form of Amendment No. 2 to Option Agreement (incorporated by   N/A
            reference to Exhibit 10(D) to Orion Financial, Ltd.'s Annual Report on Form 10-K for the fiscal year ended June 30,
            1996).

10(E)       Form  of  Option  Agreement  effective  September  16,  1996   N/A
            between   Orion   Financial,   Ltd.  and  William  J.  White
            (incorporated   by  reference  to  Exhibit  10(E)  to  Orion
            Financial, Ltd.'s Annual Report on Form 10-K for the fiscal year ended June 30, 1996).