Form 10KSB/A
period 1997-06-30
ORION FINANCIAL LTD
filed 1997-10-27
CIK 711210

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

PART III
--------
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

     BACKGROUND. The following is a brief account of the business experience during the past five years of each director and executive officer of the
Company:

Name Of Director
or Officer          Principal Occupation During The Last Five Years
-----------------    -----------------------------------------------
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

                           SUMMARY COMPENSATION TABLE

                                                                    Long Term
                                                                  Compensation
                                     Annual Compensation             Awards
                                --------------------------------  ------------
                                                       Other
                      Year                             Annual      Securities    All Other
Name and             Ended                             Compen-     Underlying    Compensa-
Principal Position  June 30,    Salary($)    Bonus($)  sation($)   Options(#)      tion($)
-------------------  -------     --------     -------   --------    ----------    ---------

Dean H. Boedeker      1997      12,000(1)      --         --           --            --
 President and        1996      12,000(1)      --         --           --            --
 Chief Executive      1995      14,000(1)      --         --           --            --
 Officer
------------------------

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

                                Number of Securities
                               Underlying Unexercised             Value of In-the-Money
                                     Options at                         Options at
                                  June 30, 1997(#)                 June 30, 1997($)(1)
                             -------------------------         --------------------------
Name                         Exercisable/ Unexercisable        Exercisable/ Unexercisable
-----                        -----------  -------------        -----------  -------------

Dean H. Boedeker ...........  400,000        - 0 -                - 0 -         - 0 -
--------------------

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

-------------------

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

Exhibit 27          Financial Data Schedule.

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

                                         Dated:  October 24, 1997

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                      Name and Title            Signature
-----                     --------------            ---------

October 24, 1997          Dean H. Boedeker
                          Director                  /s/Dean H. Boedeker
                                                    ----------------------------

October 24, 1997          Donald W. Diones
                          Director                  /s/Donald W. Diones
                                                    ----------------------------

October 24, 1997          William J. White
                          Director                  /s/William J. White
                                                    ----------------------------

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

                                 EXHIBIT INDEX

Exhibit     Description                                                 Page No.
--------    -----------                                                 --------

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

27          Financial Data Schedule.