Form 10QSB
period 1997-09-30
ORION FINANCIAL LTD
filed 1997-11-13
CIK 711210

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

         0-11043    Commission file number

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

                      Yes  [ ]         No    [X]


The number of shares outstanding of the Issuer's Common Stock, no par value common stock, as of September 30, 1997, was 4,641,522.

Transitional small business disclosure format:


                      Yes  [ ]         No    [X]

                                                                   8 Total Pages

                              ORION FINANCIAL, LTD.

              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1997



                                      INDEX




SECTION                                                                     PAGE
-------                                                                     ----

PART I - FINANCIAL INFORMATION*

Balance Sheets - September 30, 1997 & June 30, 1997                            3

Statement of Operations - For the three months ended
      September 30, 1997 & 1996                                                4

Statements of Cash Flow - For the three months ended
      September 30, 1997 and 1996                                              5

Notes to the Financial Statements                                              6

Management's Discussion and Analysis or Plan of Operation                      7

PART II - OTHER INFORMATION

Signatures                                                                     8













* The accompanying financial statements are not covered by an Independent Certified Public Accountant's Report.


                              Orion Financial, Ltd.
                                 Balance Sheets
                                     Assets

                                                   September 30,    June 30,
                                                        1997           1997
                                                    (unaudited)
                                                   ------------   ------------

Current Assets
Cash ...........................................   $   131,018    $   203,041
Short term investments .........................             0              0
Deposits .......................................   $    60,000    $         0
                                                   -----------    -----------
Total Current Assets ...........................       191,018        203,041

Total Assets ...................................   $   191,018    $   203,041
                                                   ===========    ===========
                              Liabilities & Equity

Current Liabilities
Accounts Payable & Accrued Expenses ............   $     8,923    $     8,923
                                                   -----------    -----------
Equity
Common Stock ...................................       371,322        371,322
Additional Paid in Capital .....................     4,639,182      4,639,182
Accumulated Deficit ............................    (4,828,409)    (4,816,386)
                                                   -----------    -----------
      Total Equity .............................       182,095        194,118

Total Liabilities & Equity .....................   $   191,018    $   203,041
                                                   ===========    ===========


                              Orion Financial, Ltd.
                            Statements of Operations
                                   (Unaudited)

                                                                Three Months Ended
                                                                   September 30,
                                                               ----------------------
                                                                1997           1996
                                                                ----           ----
Interest Income .......................................   $     1,739    $       282
Misc. Income ..........................................           119              0
                                                          -----------    -----------
Total Income ..........................................         1,858            282
Accounting & Legal Expenses ...........................             0              0
Bad Debts .............................................       (10,000)             0
Compensation Expenses .................................        (3,000)        (3,000)
Miscellaneous Expenses ................................          (882)          (934)
                                                          -----------    -----------
Net Income (Loss) .....................................   $   (12,024)   $    (3,652)
                                                          ===========    ===========
Net Income (Loss) per Share ...........................   $      0.00    $      0.00
                                                          ===========    ===========
Weighted Average Shares Outstanding ...................     4,641,522      4,641,522
                                                          ===========    ===========


                              Orion Financial, Ltd.
                             Statement of Cash Flows
                                   (Unaudited)

                                                                           Three Months Ended
                                                                              September 30,
                                                                           ------------------
                                                                           1997          1996
                                                                           ----          ----
Cash Flow from operating activities:

      Net income (loss) ............................................     (12,024)      (3,651)
      Adjustments to reconcile net loss to net cash
           provided (used) by operating activities:

Changes in assets and liabilities:

Accounts Payable ...................................................           0         (176)
Accrued Liabilities ................................................           0            0
                                                                       ---------    ---------
      Net cash provided (used) by operating activities .............     (12,024)      (3,827)

Increase (decrease) in cash and cash equivalents ...................     (12,024)      (3,827)

Cash and cash equivalents, beginning of period .....................   $ 203,041    $ 222,076
                                                                       =========    =========
Cash and cash equivalents, end of period ...........................   $ 191,017    $ 218,249
                                                                       =========    =========

                              ORION FINANCIAL, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    GENERAL:

      Orion Financial, Ltd. (the "Company"), has elected to substantially omit all footnotes to the Financial Statements for the three months ended September 30, 1997, since there have been no material changes to the information previously reported by the Company in its annual report filed on Form 10-K, for the year ended June 30, 1997.

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

                              ORION FINANCIAL, LTD.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Orion Financial, Ltd. (the "Company") had working capital at September 30, 1997, of approximately $191,017, which should be sufficient for the Company to fund its obligations for the next 18 to 24 months provided the Company does not enter into a business combination that provides the Company with business operations. The Company's minimal cash position limits the Company in its future direction because it does not have the ability to raise additional funds through borrowings or equity offerings given its lack of business operations. The long term survivability of the Company depends on whether or not the Company is able to enter into a business combination that would provide the Company with successful business operations.

The Company has no material commitments for capital expenditures.

RESULTS OF OPERATIONS

The Company had no significant operations during the fiscal quarter. Revenue consists solely of interest income on the remaining cash on hand. Expenses are generally related to the payment of professional fees in the preparation of filings pursuant to the Securities Exchange Act of 1934, as amended, minimal compensation to the Company's President, and one time write off of $10,000 bad debt. This bad debt charge is the unsuccessful results of a attempt to attract a merger candidate. The $60,000 deposit has been returned to the company.

The Company is continually reviewing business combination proposals in an ongoing effort to combine the Company with an organization which has successful operations.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Orion Financial, Ltd.



Dated  November 13, 1997               /s/ Dean H. Boedeker
                                       -----------------------------------------
                                       Dean H. Boedeker
                                       President and Principal Financial Officer