Form 10QSB
period 1998-03-31
ORION FINANCIAL LTD
filed 1998-04-23
CIK 711210

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE TRANSITION PERIOD FROM            TO
                                           -----------    ----------
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

                      Yes  [X]         No    [ ]


The number of shares outstanding of the Issuer's Common Stock, no par value common stock, as of September 30, 1997, was 4,641,522.

Transitional small business disclosure format:


                      Yes  [ ]         No    [X]

                                                                   9 Total Pages

                              ORION FINANCIAL, LTD.

              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1997



                                      INDEX




SECTION                                                                     PAGE
-------                                                                     ----

PART I - FINANCIAL INFORMATION*

Balance Sheets - March 31, 1998 & June 30, 1997                              3

Statement of Operations - For the three months ended
      March 31, 1998 & 1997                                                  4

Statement of Operations - For the nine months ended
      March 31, 1998 & 1997                                                  5

Statements of Cash Flow - For the nine months ended
      March 31, 1998 and 1997                                                6

Notes to the Financial Statements                                            7

Management's Discussion and Analysis or Plan of Operations                   8

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                     9

Signatures                                                                  10














* The accompanying financial statements are not covered by an Independent Certified Public Accountant's Report.


                              Orion Financial, Ltd.
                                 Balance Sheets

                     Assets                          March 31,     June 30, 1997
                                                 1998 (Unaudited)
                                                 ---------------   -------------

Current Assets

Cash .........................................     $   167,436      $   203,041

Short Term investments .......................               0                0
                                                   -----------      -----------

      Total Current Assets ...................         167,436          203,041

Total Assets .................................     $   167,436      $   203,041
                                                   ===========      ===========

                   Liabilities & Equity

Current Liabilities

Accounts Payable & Accrued Expenses ..........     $         0      $     8,923
                                                   -----------      -----------

Equity

Common Stock .................................         371,322          371,322

Additional Paid in Capital ...................       4,639,182        4,639,182

Accumulated Deficit ..........................      (4,843,068)      (4,816,386)
                                                   -----------      -----------

      Total Equity ...........................         167,436          194,118

Total Liabilities & Equity ...................     $   167,436      $   203,041
                                                   ===========      ===========




                              Orion Financial, Ltd.
                             Statement of Operations
                                   (Unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                   -----------------------------
                                                        1998              1997
                                                   ------------      -----------

Interest Income ............................      $     1,560       $       102

Accounting & Legal Expenses ................           (3,878)           (9,138)

Compensation Expenses ......................           (3,000)           (3,000)

Miscellaneous Expenses .....................             (958)             (797)
                                                  -----------       -----------

Net Income (Loss) ..........................      $    (6,276)      $   (12,833)
                                                  ===========       ===========

Net Income (Loss) per Share ................      $      0.00       $      0.00
                                                  ===========       ===========

Weighted Average Shares Outstanding ........        4,641,522         4,641,522
                                                  ===========       ===========

                              Orion Financial, Ltd.
                             Statement of Operations
                                   (Unaudited)

                                                        Nine Months Ended
                                                           March 31,
                                                    ----------------------------
                                                        1998             1997
                                                      --------         --------

Interest Income ............................      $     4,733       $     5,728

Miscellaneous Income .......................              119                 0
                                                  -----------       -----------

Total Income ...............................            4,852             5,728


Accounting & Legal Expenses ................           (8,343)          (11,648)

Bad Debts ..................................          (10,000)                0


Compensation Expenses ......................           (9,000)           (9,000)


Miscellaneous Expenses .....................           (4,192)           (2,977)
                                                  -----------       -----------

Net Income (Loss) ..........................      $   (26,683)      $   (17,897)
                                                  ===========       ===========

Net Income (Loss) per Share ................      $     (0.01)      $      0.00
                                                  ===========       ===========

Weighted Average Shares Outstanding ........        4,641,522         4,641,522
                                                  ===========       ===========


                              Orion Financial, Ltd.
                             Statement of Cash Flows
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                         March 31,
                                                                                ---------------------------
                                                                                       1998         1997
                                                                                      ------       ------

Cash Flow from operating activities:

      Net income (loss) ........................................................   $ (26,683)   $ (17,897)

      Adjustments to reconcile net loss to net cash provided (used) by operating activities:

Changes in assets and liabilities:

Accounts Payable ...............................................................      (8,923)        (176)

Accrued Liabilities ............................................................           0            0
                                                                                   ---------    ---------

      Net cash provided (used) by operating activities .........................     (35,606)     (18,073)

Increase (decrease) in cash and cash equivalents ...............................     (35,606)     (18,073)

Cash and cash equivalents, beginning of period .................................     203,041      222,076
                                                                                   =========    =========

Cash and cash equivalents, end of period .......................................   $ 167,435    $ 204,003
                                                                                   =========    =========

                              ORION FINANCIAL, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   GENERAL:

     Orion Financial, Ltd. (the "Company"), has elected to omit substantially all footnotes to the Financial Statements for the nine months ended March 31, 1998, since there have been no material changes to the information previously reported by the Company in its annual report filed on Form 10-K, for the year ended June 30, 1997.

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

                              ORION FINANCIAL, LTD.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Orion Financial, Ltd. (the "Company") had working capital at March 31, 1998, of approximately $167,436, which should be sufficient for the Company to fund its obligations for the next 18 to 24 months provided the Company does not enter into a business combination that provides the Company with business operations. The Company's minimal cash position limits the Company in its future direction because it does not have the ability to raise additional funds through borrowings or equity offerings given its lack of business operations. The long term survivability of the Company depends on whether or not the Company is able to enter into a business combination that would provide the Company with successful business operations.

The Company has entered into a Binding Letter of Agreement with Terry Hunter and his management team ("Team") and Investment Management of America, Inc. ("IMA") pursuant to which the Company has agreed to issue 26,139,940 shares of the Company's common stock to IMA and certain of its related persons for $35,000, the Company has agreed to raise a minimum of $880,000 in the form of convertible debt or equity, the Company has agreed to acquire certain of the assets of Athletic Footwear, Inc. ("AFI"), a defunct shoe manufacturer, and pay off certain of AFI's bridge loans for a total of 1,152,780 shares of the Company's common stock and certain of the Company's directors and major shareholders are to exercise their options to purchase 2,400,000 shares of the Company's common stock. As a result of the transaction, the board of directors and officers of the Company will change and IMA and certain of its related persons will control the Company.

In connection with the Binding Letter of Agreement, the Company has also entered into a Production and Inventory Dating Agreement with Asia Pacific Industries Development Group ("APIDG") pursuant to which the Company has agreed to issue APIDG 4,548,787 shares of the Company's common stock if the transactions set forth in the Binding Letter of Agreement are consummated. Pursuant to the Production and Inventory Dating Agreement, the Company has agreed to order all shoe products that it will sell in the United States, Peoples Republic of China, Australia, Taiwan, Hong Kong, Thailand, Singapore, Indonesia, the Philippines, Malaysia, Viet Nam and Laos from factories designated by APIDG and APIDG has agreed to provide the Company with inventory financing. The Company and APIDG have agreed, that after the first order is placed by the Company and the payment for that order is made, APIDG will establish a joint venture in Hong Kong and act as the sole agent for the Company's shoe products for China and southeast Asia and develop the markets there. APIDG has agreed that the Company will own a minimum of 10% of the new joint venture company.

The purpose of the transactions will be to enable the Company, assuming that the Company is able to raise additional capital, of which there are no assurances, to begin to manufacture and market a full line of children's fashion athletic, canvas and casual footwear such as were previously manufactured and marketed by AFI. There are no assurances that the Company will be successful in consummating the transactions pursuant to the Binding Letter of Agreement or be successful in raising additional financing to be able to enter into the business of manufacturing and marketing shoes.

The Company has no other material commitments for capital expenditures.

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


                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

10.1 Binding Letter of Agreement among Terry Hunter, Investment Management of America, Inc. and Orion Financial, Ltd.

10.2 Production and Inventory Dating Agreement between Asia Pacific Industries Development Group and the Company.

27     Financial Data Schedule

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Orion Financial, Ltd.



Dated   April 23, 1998                 /s/ Dean H. Boedeker
        --------------                 -----------------------------------------
                                       Dean H. Boedeker
                                       President and Principal Financial Officer

                                  EXHIBIT INDEX



10.1 Binding Letter of Agreement among Terry Hunter, Investment Management of America, Inc. and Orion Financial, Ltd.

10.2 Production and Inventory Dating Agreement between Asia Pacific Industries Development Group and the Company.

27     Financial Data Schedule